Form 10-Q
period 1999-03-31
DOBSON SYGNET COMMUNICATIONS CO
filed 1999-06-04
CIK 1076761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

  / /    Transition Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

                         Commission File No. 333-71051

                            ------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                             73-1513309
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

       13439 NORTH BROADWAY EXTENSION                     73114
                 SUITE 200                             (Zip Code)
          OKLAHOMA CITY, OKLAHOMA
  (Address of principal executive offices)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes / /  No /X/

    At June 4, 1999, there were 100 shares of the registrant's $1.00 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 -----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           DOBSON/SYGNET COMMUNICATIONS COMPANY

           Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.................           3

           Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 1999.........           4

           Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1999.........           5

           Notes to Condensed Consolidated Financial Statements.............................................           6

           SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)

           Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 1998.........           9

           Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 1998.........          10

           Notes to Condensed Consolidated Financial Statements.............................................          11

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          12

Item 3.    Quantitative and Qualitative Disclosure about Market Risk........................................          17

                                               PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          19

Item 2.    Changes in Securities and Use of Proceeds........................................................          19

Item 3.    Defaults Upon Senior Securities..................................................................          19

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          19

Item 5.    Other Information................................................................................          19

Item 6.    Exhibits and Reports on Form 8-K.................................................................          19

PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                        1999            1998
                                                                                   --------------  --------------

                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    1,873,648  $   20,262,977
  Restricted cash and investments................................................      23,101,737      20,781,187
  Accounts receivable, net.......................................................      12,207,929      13,125,357
  Other current assets...........................................................       2,292,633       4,027,597
                                                                                   --------------  --------------
      Total current assets.......................................................      39,475,947      58,197,118
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, net...............................................      45,912,774      46,994,471
                                                                                   --------------  --------------
OTHER ASSETS:
  Restricted investments.........................................................      45,505,020      45,505,000
  Cellular license acquisition costs, net........................................     713,015,940     710,758,631
  Deferred financing costs, net..................................................      48,741,659      49,346,454
  Customer list, net.............................................................      42,180,271      44,489,138
  Other..........................................................................              --       1,447,106
                                                                                   --------------  --------------
      Total other assets.........................................................     849,442,890     851,546,329
                                                                                   --------------  --------------
      Total assets...............................................................  $  934,831,611  $  956,737,918
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................................................  $    8,803,625  $    2,075,441
  Accrued expenses...............................................................      13,849,904      15,799,582
  Deferred revenue and customer deposits.........................................       2,316,773       2,437,021
  Current portion of long-term debt..............................................       1,250,000              --
                                                                                   --------------  --------------
      Total current liabilities..................................................      26,220,302      24,302,407
                                                                                   --------------  --------------
ACCOUNTS PAYABLE--AFFILIATE......................................................       3,324,099       3,990,363
LONG-TERM DEBT, net of current portion...........................................     601,750,000     607,000,000
DEFERRED CREDITS.................................................................     172,229,875     181,499,173
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and
    outstanding..................................................................             100             100
  Additional paid-in capital.....................................................     145,000,000     145,000,000
  Retained deficit...............................................................     (13,692,765)     (1,063,762)
                                                                                   --------------  --------------
      Total stockholder's equity.................................................     131,307,335     143,936,338
                                                                                   --------------  --------------
      Total liabilities and stockholder's deficit................................  $  934,831,611  $  956,737,918
                                                                                   --------------  --------------
                                                                                   --------------  --------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

OPERATING REVENUE:
  Service revenue......................................................  $18,124,844
  Roaming revenue......................................................    7,806,877
  Equipment sales......................................................    1,614,979
  Other................................................................      101,043
                                                                         -----------
    Total operating revenue............................................   27,647,743
                                                                         -----------

OPERATING EXPENSES:
  Cost of service......................................................    2,678,450
  Cost of equipment....................................................    2,750,213
  Marketing and selling................................................    4,304,178
  General and administrative...........................................    5,543,552
  Depreciation and amortization........................................   17,945,848
                                                                         -----------
    Total operating expenses...........................................   33,222,241
                                                                         -----------

OPERATING INCOME.......................................................   (5,574,498)
INTEREST EXPENSE.......................................................  (16,110,639)
OTHER INCOME, net......................................................    1,315,778
                                                                         -----------
LOSS BEFORE INCOME TAXES...............................................  (20,369,359)
INCOME TAX BENEFIT.....................................................    7,740,356
                                                                         -----------
NET LOSS...............................................................  $(12,629,003)
                                                                         -----------
                                                                         -----------

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE.......  $  (126,290)
                                                                         -----------
                                                                         -----------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.......................          100
                                                                         -----------
                                                                         -----------

   The accompanying notes are an integral part of this consolidated financial statement.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................................  $(12,629,003)
  Adjustments to reconcile net loss to net cash provided by operating activities--
    Depreciation and amortization.............................................    17,945,848
    Amortization of financing costs...........................................     1,258,928
    Deferred income taxes.....................................................    (9,269,298)
  Changes in current assets and liabilities--
    Accounts receivable.......................................................       917,428
    Other current assets......................................................       861,500
    Accounts payable..........................................................     6,728,184
    Accrued expenses..........................................................    (1,949,678)
    Deferred revenues and customer deposits...................................      (120,248)
                                                                                ------------
      Net cash provided by operating activities...............................     3,743,661
                                                                                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................................    (2,927,488)
  Purchase of cellular licenses and properties................................   (13,885,105)
  Decrease in payable--affiliate..............................................      (666,264)
                                                                                ------------
      Net cash used in investing activities...................................   (17,478,857)
                                                                                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt................................................    (4,000,000)
  Deferred financing costs....................................................      (654,133)
                                                                                ------------
      Net cash used in financing activities...................................    (4,654,133)
                                                                                ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................   (18,389,329)
CASH AND CASH EQUIVALENTS, beginning of year..................................    20,262,977
                                                                                ------------
CASH AND CASH EQUIVALENTS, end of year........................................  $  1,873,648
                                                                                ------------
                                                                                ------------

   The accompanying notes are an integral part of this consolidated financial statement.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets of Dobson/Sygnet Communications Company ("the Company") as of March 31, 1999 and December 31, 1998, the condensed consolidated statement of operations for the three months ended March 31, 1999 and the condensed consolidated statement of cash flows for the three months ended March 31, 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed balance sheet data at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1998 consolidated financial statements included in the Company's Form S-4 for the registration of $200 million Senior Notes due 2008.

1. ORGANIZATION:

    The Company was incorporated under the name Front Nine Holdings, Inc. as an Oklahoma corporation on July 23, 1998. Subsequently, the Company changed its name to Dobson/Sygnet Communications Company (the "Company") and amended its certificate of incorporation on December 2, 1998 to reflect this change. The Company is a wholly owned subsidiary of Dobson Communications Corporation ("Dobson Communications").

2. ACQUISITIONS:

    On December 23, 1998, the Company acquired Sygnet Wireless, Inc. for $337.5 million. The newly acquired Sygnet markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million people.

    The acquisition of Sygnet Wireless, Inc. was accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes the acquisition as if the purchase occurred at the beginning of 1998. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time:

                                                                                 THREE MONTHS
                                                                                    ENDED
                                                                                MARCH 31, 1998
                                                                                --------------
                                                                                (UNAUDITED, IN
                                                                                  THOUSANDS,
                                                                                  EXCEPT PER
                                                                                    SHARE
                                                                                 INFORMATION)
Operating revenue.............................................................   $     21,622
Net loss......................................................................        (15,077)
Net loss per common share.....................................................   $   (150,770)

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

3. LONG-TERM DEBT:

    The Company's long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                      MARCH 31, 1999         1998
                                                                     ----------------  ----------------
Revolving credit facilities........................................  $    403,000,000  $    407,000,000
Dobson/Sygnet Senior Notes.........................................       200,000,000       200,000,000
                                                                     ----------------  ----------------
  Total debt.......................................................       603,000,000       607,000,000
Less--current maturities...........................................        (1,250,000)               --
                                                                     ----------------  ----------------
  Total long term debt.............................................  $    601,750,000  $    607,000,000
                                                                     ----------------  ----------------
                                                                     ----------------  ----------------

REVOLVING CREDIT FACILITIES

    On December 23, 1998, the Company obtained $430 million of senior secured credit facilities from NationsBank, N.A., consisting of a $50 million reducing revolving credit facility and $380 million of term loans. As of March 31, 1999, the Company had $403 million outstanding at a weighted average interest rate of 8.3%. The Company's obligations under the credit facilities are secured by all current and future assets of the Company. Initial proceeds were used primarily to finance the acquisition of Sygnet Wireless, Inc. described in Note 2. The Company expects to use the remaining availability to finance capital expenditures and general operations. The facilities will terminate in 2007.

    The credit facilities require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

SENIOR NOTES

    On December 23, 1998, the Company issued $200 million of 12.25% Senior Notes maturing in 2008. The net proceeds were used to finance the acquisition of Sygnet Wireless, Inc. described in Note 2 and to purchase securities pledged to secure payment of the first six semi-annual interest payments on the senior notes, which begin on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's condensed consolidated balance sheet. The senior notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the senior notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

INTEREST RATE SWAP

    In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Company's credit facilities at approximately 5.48% plus a factor based on our leverage (8.73% at March 31, 1999). The term of the interest rate swap is approximately 24 months.

4. RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the senior notes. The senior notes interest pledge deposit of approximately $68.8 million includes the initial deposit of $67.7 million, plus interest earned.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

5. STOCKHOLDERS' EQUITY:

    On December 23, 1998, the Company received an equity contribution of $145 million from its parent company, Dobson Communications. This contribution was used to finance the acquisition of Sygnet Wireless, Inc. described previously in
Note 2.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                  (UNAUDITED)

Revenue:
  Subscriber revenue...........................................  $14,883,999
  Roamer revenue...............................................   5,162,264
  Equipment sales..............................................   1,189,807
  Other revenue................................................     385,948
                                                                 ----------
Total revenue..................................................  21,622,018

Costs and expenses:
  Cost of services.............................................   2,390,842
  Cost of equipment sales......................................   2,240,388
  General and administrative...................................   4,630,691
  Selling and marketing........................................   2,776,250
  Depreciation and amortization................................   7,804,626
                                                                 ----------
Total costs and expenses.......................................  19,687,836
                                                                 ----------

Income from operations.........................................   1,934,182

Other:
  Interest expense, net........................................  (7,069,920)
  Other........................................................     (62,300)
                                                                 ----------
Net loss.......................................................  $(5,198,038)
                                                                 ----------
                                                                 ----------

   The accompanying notes are an integral part of this consolidated financial statement.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                  (UNAUDITED)

OPERATING ACTIVITIES
Net Loss........................................................  $(5,198,038)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..................................................   4,632,892
  Amortization..................................................   3,171,734
  Changes in operating assets and liabilities:
    Accounts receivable.........................................     650,962
    Inventory...................................................     444,083
    Prepaid and deferred expenses...............................    (107,251)
    Accounts payable and accrued expenses.......................  (1,023,422)
    Accrued interest payable....................................   2,876,686
                                                                  ----------
      Net cash provided by operating activities.................   5,447,646

INVESTING ACTIVITIES
Purchases of property and equipment.............................  (4,698,758)
                                                                  ----------
      Net cash used in investing activities.....................  (4,698,758)

FINANCING ACTIVITIES
Proceeds from long-term debt....................................   4,500,000
Principal payments on long-term debt............................  (4,000,000)
                                                                  ----------
      Net cash provided by financing activities.................     500,000
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................   1,248,888
CASH AND CASH EQUIVALENTS, beginning of period..................     860,086
                                                                  ----------
CASH AND CASH EQUIVALENTS, end of period........................  $2,108,974
                                                                  ----------
                                                                  ----------

   The accompanying notes are an integral part of this consolidated financial statement.

                SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated statement of operations and statement of cash flows for the three month ended March 31, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Predecessor company management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Sygnet Wireless, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 333-10161) filed with the Securities and Exchange Commission.

2.  RECLASSIFICATIONS

    Certain amounts have been reclassified on the consolidated statement of operations to conform with presentation adopted by Sygnet Wireless, Inc. in the fourth quarter of 1998.

3.  SUBSEQUENT EVENT

    On December 23, 1998, a wholly-owned subsidiary of Dobson Communications Corp. ("Dobson"), acquired all outstanding capital stock of Sygnet Wireless, Inc. for $337.5 million in cash. In connection with the purchase, all outstanding senior notes issued by Sygnet Wireless, Inc. were tendered for a total price of $1,181.61 for each $1,000 in principal. The bank credit facility of Sygnet Wireless, Inc. was repaid and terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We own and operate cellular telephone systems serving a large cluster of properties with a population of approximately 2.4 million and 187,248 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our cellular systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the financial condition and results of our operations.

    On December 23, 1998, we acquired all of the outstanding capital stock of Sygnet Wireless, Inc. for $337.5 million. The operations as described in the paragraph above and in the paragraphs below are substantially that of the predecessor.

REVENUE

    Our cellular revenues consist of service, roaming and equipment sales revenues. There has been an industry trend of declining average revenue per minute, as competition among service providers has led to reductions in rates for airtime and subscriptions and other charges. We believe that the impact of this trend will be mitigated by increases in the number of cellular telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the cellular telecommunications industry of declining average revenue per subscriber. We believe that the downward trend is primarily the result of the addition of new lower usage customers who utilize cellular services for personal convenience, security or as a backup for their traditional landline telephone.

    Roaming accounted for 28.2% and 23.9% of our cellular revenue for the three months ended March 31, 1999 and 1998, respectively. While the industry trend is to reduce roaming rates, we believe that our roaming rates are generally lower than rates offered by others in or near our systems and that such lower roaming rates mitigate against this trend; however, there can be no assurance that such trend will not materially impact it in the future. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.61 and $.62 per minute for the three months ended March 31, 1999 and 1998, respectively.

    In recent years, we and other cellular providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, the Company believes that the use of such promotions will result in increased revenue from increases in the number of cellular subscribers.

COSTS AND EXPENSES

    Our primary operating expense categories include cost of service, cost of equipment, marketing and selling, general and administrative and depreciation and amortization.

    Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party cellular providers for providing service to our subscribers.

    Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers.

    Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell cellular products and services and costs related to customer retention. We pay commissions to direct sales personnel for new business generated. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers.

    Our general and administrative costs include all infrastructure costs such as customer support, billing, collections, and corporate administration.

RESULTS OF OPERATIONS

    In the text below, our financial results for the first quarter of 1999 are compared to the financial results of Sygnet Wireless, Inc. ("Predecessor Company") for the first quarter of 1998. Also, the financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED MARCH 31, 1999 FOR THE COMPANY COMPARED TO THREE MONTHS
     ENDED MARCH 31, 1998 FOR THE PREDECESSOR COMPANY

    OPERATING REVENUE. For the three months ended March 31, 1999, total operating revenue increased $6.0 million, or 27.9%, to $27.6 million from $21.6 million for the comparable period in 1998. Total service, roaming and equipment revenue represented 65.6%, 28.2% and 5.8%, respectively, of total operating revenue during the three months ended March 31, 1999 and 68.8%, 23.9%, and 5.5%, respectively, of total operating revenue during the three months ended March 31, 1998.

    The following table sets forth the components of our revenue for the three months ended March 31, 1999 and the Predecessor Company's revenue for the three months ended March 31, 1998:

                                                                              THREE MONTHS
                                                                                 ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue.......................................................  $  18,125  $  14,884
  Roaming revenue.......................................................      7,807      5,162
  Equipment sales.......................................................      1,615      1,190
  Other revenue.........................................................        101        386
                                                                          ---------  ---------
    Total...............................................................  $  27,648  $  21,622
                                                                          ---------  ---------
                                                                          ---------  ---------

    Service revenue increased $3.2 million, or 21.8%, to $18.1 million in the three months ended March 31, 1999 from $14.9 million in the same period of 1998. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 26.8% to 187,248 at March 31, 1999 from the Predecessor Company's subscriber base of 147,688 at March 31, 1998. The average monthly service revenue per subscriber remained constant at $33 for the three months ended March 31, 1999 and 1998.

    Roaming revenue increased $2.6 million, or 51.2%, to $7.8 million in the three months ended March 31, 1999 from $5.2 million for the comparable period of 1998. Of this increase, $1.0 million was attributable to roaming revenue earned from new PCS agreements with third-party cellular providers. The remaining, $1.6 million was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

    Equipment sales of $1.6 million in the three months ended March 31, 1999 represented an increase of $.4 million, or 35.7%, from $1.2 million in the same period of 1998, as we sold more equipment during the three months ended March 31, 1999 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended March 31, 1999, the total cost of service increased 12.0% to $2.7 million from $2.4 million for the comparable period in 1998. In addition, as a percentage of service and roaming revenue, cost of cellular service decreased to 10.3% for the three months ended March 31, 1999 from 11.9% for the same period in 1998. These decreases are primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the three months ended March 31, 1999, cost of equipment increased $.6 million, or 22.8% to $2.8 million during 1999 from $2.2 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $1.5 million, or 55.0%, to $4.3 million for the three month period ended March 31, 1999 from $2.8 million in the comparable period of 1998. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensations and commission expenses as well as an increase in advertising and promotional expenses. The number of gross subscribers added in the first quarter of 1999 was 15,260. The number of gross subscribers added in the first quarter of 1998 was 12,842.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $.9 million, or 19.7%, to $5.5 million for the three month period ended March 31, 1999 from $4.6 million for the same period in 1998. As a percentage of total operating revenue, general and administrative costs remained constant at 20.1% for the three month period ended March 31, 1999 and 1998.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended March 31, 1999, depreciation and amortization expense increased $10.1 million, or 129.9% to $17.9 million in the three months ended March 31, 1999 from $7.8 million in the same period of 1998. Depreciation and amortization of cellular license acquisition costs, and the customer list which were acquired in our acquisition of Sygnet Wireless, Inc. accounted for substantially all of the increase in the first quarter 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the three months ended March 31, 1999, interest expense increased $9.0 million, or 127.9%, to $16.1 million in the three months ended March 31, 1999 from $7.1 million in the same period of 1998. The increase was primarily a result of increased borrowings in December 1998 to finance our acquisition of Sygnet Wireless, Inc.

IMPACT OF YEAR 2000 ISSUE

    The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations, inaccuracies, operational malfunctions or failures.

    In April 1998, our parent, Dobson Communications, established a multi-disciplined team to perform a Year 2000 impact analysis for Dobson Communications and its subsidiaries. The team consists of representatives from each of the lines of business of Dobson Communications, as well as representatives from key corporate departments, and is headed by a full-time Year 2000 compliance manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process, as well as disaster recovery approach.

    To date, we have completed an inventory of its automated systems and services and an impact analysis that identified significant risk areas by line of business, specific compliance requirements and costs and estimated completion dates for affected systems. We have been in contact with all of the vendors of products and services that we believe are critical to our operations. The representation from our vendors pertaining to Year 2000 compliance has come in writing directly to us, in contracts, and by accessing Year 2000 information available at their Web sites. While all of the vendors have provided some type of assurance that their products will be Year 2000 compliant, not all have provided us expressly with a "Year 2000 Compliance Statement" and/or a "Year 2000 Warranty." Our focus with our vendors has been directed toward what assurances of Year 2000 compliance they can provide in the form of documented Year 2000 planning and testing and third party audits.

    From an information systems standpoint, we have historically relied on outsourcing relationships for most of its business and operational support applications. In addition, we use packaged software from outside vendors for those applications that it has not outsourced. As a result, we have focused on identifying third party systems and services that are not currently Year 2000 compliant and oversight of third party compliance efforts.

    The results of the impact analysis revealed that for most of our information systems, services and telecommunications infrastructure, Year 2000 compliant versions will be included as a part of existing maintenance and/or service agreements at no additional cost to us and should be in place and tested by the second quarter of 1999. However, there are two critical systems that will not be replaced until third quarter 1999. Those systems are one Ericsson switching system in New York and portions of our ITDS billing system. The Ericsson switching equipment will be replaced with Year 2000 compliant Nortel equipment. We expect to complete this replacement in the third quarter of 1999. In the first quarter of 1999, we decided to replace our current billing system vendor, ITDS, with a new vendor, H.O. Systems, which is Year 2000 compliant. We are in the process of implementing the H.O. Systems software throughout its markets and expects to complete the implementation in the third quarter of 1999. We estimate total costs of approximately $.25 million to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements. The estimated costs for Year 2000 compliance do not include the costs of upgrading the New York system or replacing the billing vendor, as those decisions were made for business reasons outside of the Year 2000 issue and would have been made regardless of whether the systems currently in place were Year 2000 compliant. All of our automated systems and services are or will be Year 2000 compliant by the end of the third quarter of 1999.

    Our contingency planning is being addressed in two parts. First, in the event that a product or service is not compliant by the end of the second quarter of 1999, where feasible, we have identified alternate compliant products or services that can replace them. Second, possible disruptions to operations after the rollover to the Year 2000 are being addressed as a part of our overall disaster recovery plan, which will be completed by the end of 1999.

    We will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems when the Year 2000 is reached. We will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners customers and others with which it does business to coordinate Year 2000 compliance. To further mitigate risks, if a critical vendor does not provide adequate assurance that its product is Year 2000 compliant through test plans, test results or third party audit results, we will either replace the product with one that has provided proof of compliance or will conduct our own Year 2000 tests.

    In the event any of our vendors has represented that it is Year 2000 compliant and, in fact, it is not, we would have no recourse against this vendor other than an action for damages for either breach of contract or, in the absence of a contractual obligation, for negligence if we could establish that the vendor had a legal duty to us to be Year 2000 compliant. If we are unable to provide systems and services to our customers, because either their own systems or those of our vendors are not Year 2000 compliant, our reasonably likely worst case scenario is that we would experience a reduction in our operating revenues which could adversely affect our ability to meet our operating and financial obligations, including our obligations with respect to the notes.

LIQUIDITY AND CAPITAL RESOURCES

    We are a holding company with no direct operations and no significant assets other than the stock of its subsidiaries. We depend on the cash flows of our subsidiaries to meet their obligations, including their obligations to pay interest and principal on their indebtedness. Our subsidiaries are separate legal entities that have no obligation to pay any amounts owed by us or to make any funds available to us. The ability of our subsidiaries to distribute funds to us is and will be restricted by the terms of existing and future indebtedness including our credit facilities.

    Our operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. We have financed our operations through bank debt and the sale of debt.

    At March 31, 1999, we had working capital of $13.3 million (a ratio of current assets to current liabilities of 1.5:1) and an unrestricted cash balance of $1.9 million, which compares to working capital of $33.9 million (a ratio of current assets to current liabilities of 2.4:1) and an unrestricted cash balance of $20.3 million at December 31, 1998.

    Our net cash provided by operating activities totaled $3.7 million for the three month period ended March 31, 1999 compared to $5.4 million for the same period of 1998. The decrease of $1.7 million was primarily due to depreciation and amortization offset by our net loss for the period.

    Net cash used in investing activities, which totaled $17.5 million and $4.7 million for the three months ended March 31, 1999 and 1998, respectively, primarily increased as a result of our acquisition of Sygnet Wireless, Inc.

    Net cash (used by) or provided by financing activities was $(4.7) million the three month period ended March 31, 1999 compared to $.5 million for the same period of 1998. Financing activity for the three months ended March 31, 1999 consisted primarily of the repayment of $4.0 million of bank debt.

    In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the credit facilities at approximately 5.48% plus a factor used on our leverage 8.73% at March 31, 1999. The term of the interest rate swap is approximately 24 months.

    Our capital expenditures were $2.9 million for the three months ended March 31, 1999 and we expect our capital expenditures (excluding cost of acquisitions) to be approximately $16 million for all of 1999. Of the amount expected to be made in 1999, $8 million is expected to be made to upgrade the New York system to TDMA IS-136. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions. In addition, we expect to borrow $6.0 million under our credit facilities to close the acquisition of Pennsylvania 2 RSA.

    Our credit facilities aggregate $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. As of March 31, 1999 we had $403.0 million outstanding under the facilities at a weighted average interest rate of 8.3%. Obligations under our new facilities are secured by a pledge of the capital stock of the Company's subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facilities require that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. To date, we believe that we have maintained the required financial ratios. Our ability to borrow under our credit facilities will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under its credit facilities will reduce until they terminate. The $200.0 million senior notes bear an interest rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds to purchase securities pledged to secure the first six semi-annual interest payments, which begin June 15, 1999.

    Subsequent to our acquisition of Sygnet, we entered into an interest rate swap which has effectively fixed the interest on $110 million of the principal outstanding on our credit facilities at approximately 5.48% plus a factor used on our leverage (8.73% at March 31, 1999). The term of the interest rate swap is approximately 24 months.

    As part of financing for our acquisition of Sygnet, Sygnet sold to Dobson Tower, our wholly owned subsidiary, substantially all of our towers it owned for $25.0 million. Dobson Tower then leased these towers back to us under an operating lease, with net annual lease payments of approximately $1.4 million. Dobson Tower obtained the funds for such purchase from borrowings under a new credit facility of $17.5 million and the sale of $7.7 million of preferred stock of Dobson Tower to our affiliate.

    We, through the Predecessor Company, are a party to an agreement to purchase the FCC license for, and certain assets related to, Pennsylvania 2 RSA for $6.0 million. Because the seller's title to the license remains subject to administrative and judicial review, the closing of such acquisition has been delayed. Pending such closing, we are managing the operation of the cellular system in the market under the supervision and control of the seller.

    Although we cannot provide any assurance, we believe that, assuming successful implementation of our strategy, including the further development of its cellular systems and significant and sustained growth in our cash flow, borrowings under the credit facilities, and cash flow from operations, will be sufficient to consummate the Pennsylvania 2 Acquisition and are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. However, we will need to refinance the credit facilities, and the senior notes at their maturities. Our ability to do so will depend on, among other things, its financial condition at the time, the restrictions in the instruments governing its indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt and preferred stock instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in its cellular, fiber and resale businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on our credit facilities. Increases in interest expense related to the interest rate swap for the three months ended March 31, 1999 was reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at March 31, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        The following exhibits are filed as a part of this report:

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  -------------------------------------------------------------------------------------------
      27.1   Financial Data Schedule--Three Months Ended March 31, 1999

    (b) Reports on Form 8-K

        Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 1999              DOBSON/SYGNET COMMUNICATIONS COMPANY

                                               /s/ EVERETT R. DOBSON
                                     -----------------------------------------
                                                 Everett R. Dobson
                                     CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                 EXECUTIVE OFFICER

Date: June 4, 1999                            /s/ BRUCE R. KNOOIHUIZEN
                                     -----------------------------------------
                                                Bruce R. Knooihuizen
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)