Form 10-Q
period 1999-06-30
DOBSON SYGNET COMMUNICATIONS CO
filed 1999-08-11
CIK 1076761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-71051

                            ------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                                      73-1547216
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)

       13439 NORTH BROADWAY EXTENSION
                  SUITE 200
           OKLAHOMA CITY, OKLAHOMA                                 73114
  (Address of principal executive offices)                      (Zip Code)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 6, 1999, there were 100 shares of the registrant's $1.00 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
                               INDEX TO FORM 10-Q
                         PART I. FINANCIAL INFORMATION

                                                                                                                  PAGE
                                                                                                                  -----

Item 1...  Condensed Consolidated Financial Statements (Unaudited):

           DOBSON/SYGNET COMMUNICATIONS COMPANY..............................................................

           Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998...................           3

           Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 1999...           4

           Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999.............           5

           Notes to Condensed Consolidated Financial Statements..............................................           6

           SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)...................................................

           Condensed Consolidated Statement of Operations for the Three and Six Months Ended June 30, 1998...           9

           Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1998.............          10

           Notes to Condensed Consolidated Financial Statements..............................................          11

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.............          12

Item 3.    Quantitative and Qualitative Disclosure about Market Risk.........................................          19

                                                PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.................................................................................          20

Item 2.    Changes in Securities and Use of Proceeds.........................................................          20

Item 3.    Defaults Upon Senior Securities...................................................................          20

Item 4.    Submission of Matters to a Vote of Security Holders...............................................          20

Item 5.    Other Information.................................................................................          20

Item 6.    Exhibits and Reports on Form 8-K..................................................................          20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1999            1998
                                                                                   --------------  --------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................................  $    3,061,284  $   20,262,977
  Restricted cash and investments................................................      21,966,851      20,781,187
  Accounts receivable, net.......................................................      18,650,834      13,125,357
  Other current assets...........................................................       1,431,205       4,027,597
                                                                                   --------------  --------------
    Total current assets.........................................................      45,110,174      58,197,118
                                                                                   --------------  --------------
PROPERTY, PLANT AND EQUIPMENT, net...............................................      45,083,398      46,994,471
                                                                                   --------------  --------------
OTHER ASSETS:
  Restricted investments.........................................................      34,635,000      45,505,000
  Cellular license acquisition costs, net........................................     701,282,304     710,758,631
  Deferred financing costs, net..................................................      47,783,665      49,346,454
  Customer list, net.............................................................      39,871,405      44,489,138
  Other..........................................................................       1,046,331       1,447,106
                                                                                   --------------  --------------
    Total other assets...........................................................     824,618,705     851,546,329
                                                                                   --------------  --------------
    Total assets.................................................................  $  914,812,277  $  956,737,918
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable...............................................................  $   13,776,144  $    2,075,441
  Accrued expenses...............................................................       7,731,528      15,799,582
  Deferred revenue and customer deposits.........................................       2,762,865       2,437,021
  Current portion of long-term debt..............................................       1,500,000              --
                                                                                   --------------  --------------
    Total current liabilities....................................................      25,770,537      24,302,407
                                                                                   --------------  --------------
ACCOUNTS PAYABLE--AFFILIATE......................................................      10,250,800       3,990,363
LONG-TERM DEBT, net of current portion...........................................     600,500,000     607,000,000
DEFERRED CREDITS.................................................................     162,636,291     181,499,173
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and
    outstanding..................................................................             100             100
  Additional paid-in capital.....................................................     145,000,000     145,000,000
  Retained deficit...............................................................     (29,345,451)     (1,063,762)
                                                                                   --------------  --------------
    Total stockholder's equity...................................................     115,654,649     143,936,338
                                                                                   --------------  --------------
    Total liabilities and stockholder's deficit..................................  $  914,812,277  $  956,737,918
                                                                                   --------------  --------------
                                                                                   --------------  --------------

   The accompanying notes are an integral part of these consolidated balance sheets.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                                                THREE MONTHS      SIX MONTHS ENDED
                                                                             ENDED JUNE 30, 1999   JUNE 30, 1999
                                                                             -------------------  ----------------
OPERATING REVENUE:
  Service revenue..........................................................    $    18,644,193     $   36,769,037
  Roaming revenue..........................................................          8,943,003         16,749,880
  Equipment sales and other................................................          1,393,887          3,109,909
                                                                             -------------------  ----------------
    Total operating revenue................................................         28,981,083         56,628,826
                                                                             -------------------  ----------------

OPERATING EXPENSES:
  Cost of service..........................................................          1,880,165          4,558,615
  Cost of equipment........................................................          2,403,807          5,154,020
  Marketing and selling....................................................          5,405,698          9,709,876
  General and administrative...............................................          5,025,646         10,569,198
  Depreciation and amortization............................................         24,495,729         42,441,577
                                                                             -------------------  ----------------
    Total operating expenses...............................................         39,211,045         72,433,286
                                                                             -------------------  ----------------

OPERATING INCOME...........................................................        (10,229,962)       (15,804,460)
INTEREST EXPENSE...........................................................        (15,958,886)       (32,069,525)
OTHER INCOME, net..........................................................            942,579          2,258,357
                                                                             -------------------  ----------------
LOSS BEFORE INCOME TAXES...................................................        (25,246,269)       (45,615,628)
INCOME TAX BENEFIT.........................................................          9,593,583         17,333,939
                                                                             -------------------  ----------------
NET LOSS...................................................................    $   (15,652,686)    $  (28,281,689)
                                                                             -------------------  ----------------
                                                                             -------------------  ----------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE...........    $      (156,527)    $     (282,817)
                                                                             -------------------  ----------------
                                                                             -------------------  ----------------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........................                100                100
                                                                             -------------------  ----------------
                                                                             -------------------  ----------------

   The accompanying notes are an integral part of this consolidated financial statement.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss....................................................................   (29,601,903)
  Adjustments to reconcile net loss to net cash provided by operating activities--
      Depreciation and amortization...........................................    42,441,577
      Amortization of financing costs.........................................     2,933,303
      Deferred income taxes...................................................   (17,542,668)
  Changes in current assets and liabilities--
      Accounts receivable.....................................................    (5,525,477)
      Other current assets....................................................     2,596,392
      Accounts payable........................................................    11,700,704
      Accrued expenses........................................................    (8,068,054)
      Deferred revenues and customer deposits.................................       325,845
                                                                                ------------
        Net cash used in operating activities.................................      (740,281)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures........................................................   (12,025,969)
  Purchase of cellular licenses and properties................................   (14,410,474)
  Increase in payable--affiliate..............................................     6,260,437
                                                                                ------------
        Net cash used in investing activities.................................   (20,176,006)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt................................................   (11,000,000)
  Proceeds from long-term debt................................................     6,000,000
  Maturities of restricted investments, net of interest.......................     9,684,336
  Deferred financing costs....................................................      (969,742)
                                                                                ------------
        Net cash provided by financing activities.............................     3,714,594
                                                                                ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.....................................   (17,201,693)
CASH AND CASH EQUIVALENTS, beginning of year..................................    20,262,977
                                                                                ------------
CASH AND CASH EQUIVALENTS, end of year........................................  $  3,061,284
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

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets of Dobson/Sygnet Communications Company ("the Company") as of June 30, 1999 and December 31, 1998, the condensed consolidated statement of operations for the three and six months ended June 30, 1999 and the condensed consolidated statement of cash flows for the six months ended June 30, 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed balance sheet data at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1998 consolidated financial statements included in the Company's Form S-4 for the registration of $200 million of Senior Notes due 2008.

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

                                                               THREE MONTHS    SIX MONTHS
                                                                   ENDED          ENDED
                                                               JUNE 30, 1998  JUNE 30, 1998
                                                               -------------  -------------
                                                                (UNAUDITED, IN THOUSANDS,
                                                                     EXCEPT PER SHARE
                                                                       INFORMATION)
Operating revenue............................................   $    25,423    $    47,045
Net loss.....................................................       (15,152)       (30,229)
Net loss per common share....................................   $  (152,520)   $  (302,290)

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

3. LONG-TERM DEBT:

    The Company's long-term debt consists of the following:

                                                            JUNE 30, 1999   DECEMBER 31, 1998
                                                            --------------  -----------------
Revolving credit facilities...............................  $  402,000,000   $   407,000,000
Dobson/Sygnet Senior Notes................................     200,000,000       200,000,000
                                                            --------------  -----------------
    Total debt............................................     602,000,000       607,000,000
Less--current maturities..................................      (1,500,000)               --
                                                            --------------  -----------------
    Total long term debt..................................  $  600,500,000   $   607,000,000
                                                            --------------  -----------------
                                                            --------------  -----------------

REVOLVING CREDIT FACILITIES

    On December 23, 1998, the Company obtained $430 million of senior secured credit facilities from NationsBank, N.A., consisting of a $50 million reducing revolving credit facility and $380 million of term loans. As of June 30, 1999, the Company had $402 million outstanding at a weighted average interest rate of 8.5%. The Company's obligations under the credit facilities are secured by all current and future assets of the Company. Initial proceeds were used primarily to finance the acquisition of Sygnet Wireless, Inc. described in Note 2. The Company expects to use the remaining availability to finance capital expenditures and general operations. The facilities will terminate in 2007.

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

INTEREST RATE SWAP

    In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Company's credit facilities at approximately 5.48% plus a factor based on our leverage (approximately 8.78% at June 30, 1999). The term of the interest rate swap is 24 months.

4. RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the senior notes. The senior notes interest pledge deposit of approximately $56.6 million includes the initial deposit of $67.7 million, net of interest earned and payments issued to bondholders.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

5. STOCKHOLDER'S EQUITY:

    On December 23, 1998, the Company received an equity contribution of $145 million from its parent company, Dobson Communications. This contribution was used to finance the acquisition of Sygnet Wireless, Inc. described previously in
Note 2.

6. RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company would record an asset of $.2 million relating to its interest rate hedge valuation at June 30, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                                JUNE 30, 1998      JUNE 30, 1998
                                                                             -------------------  ----------------
Revenue:
  Subscriber revenue.......................................................    $    16,527,822     $   31,411,821
  Roamer revenue...........................................................          7,033,678         12,195,942
  Equipment sales and other................................................          1,861,857          3,437,612
                                                                             -------------------  ----------------
Total revenue..............................................................         25,423,357         47,045,375

Costs and expenses:
  Cost of services.........................................................          2,308,874          4,544,755
  Cost of equipment sales..................................................          2,720,656          4,961,044
  General and administrative...............................................          4,828,235          9,458,926
  Selling and marketing....................................................          3,023,564          5,799,814
  Depreciation and amortization............................................          6,715,221         14,519,847
                                                                             -------------------  ----------------
Total costs and expenses...................................................         19,596,550         39,284,386

Income from operations.....................................................          5,826,807          7,760,989
Other:
  Interest expense, net....................................................         (7,297,760)       (14,367,680)
  Other....................................................................           (214,443)          (276,743)
                                                                             -------------------  ----------------
Net loss...................................................................    $    (1,685,396)    $   (6,883,434)
                                                                             -------------------  ----------------
                                                                             -------------------  ----------------

   The accompanying notes are an integral part of this consolidated financial statement.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                  (UNAUDITED)

OPERATING ACTIVITIES
Net Loss........................................................................  $(6,883,434)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation..................................................................   8,176,381
  Amortization..................................................................   6,343,466
  Loss on disposal of assets....................................................      83,378
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................  (2,154,012)
    Inventory...................................................................     230,802
    Prepaid and deferred expenses...............................................    (416,097)
    Accounts payable and accrued expenses.......................................    (353,464)
    Accrued interest payable....................................................    (333,300)
                                                                                  ----------
      Net cash provided by operating activities.................................   4,693,720

INVESTING ACTIVITIES
Purchases of property and equipment.............................................  (9,917,769)
Proceeds from sale of assets....................................................     400,500
                                                                                  ----------
      Net cash used in investing activities.....................................  (9,517,269)

FINANCING ACTIVITIES
Proceeds from long-term debt....................................................  14,000,000
Principal payments on long-term debt............................................  (9,401,000)
                                                                                  ----------
      Net cash provided by financing activities.................................   4,599,000
                                                                                  ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................    (224,549)
CASH AND CASH EQUIVALENTS, beginning of period..................................     860,086
                                                                                  ----------
CASH AND CASH EQUIVALENTS, end of period........................................  $  635,537
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

                SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 1998 and statement of cash flows for the six months ended June 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Predecessor company management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Sygnet Wireless, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 333-10161) filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We own and operate cellular telephone systems serving a large cluster of properties with a population of approximately 2.4 million and 199,457 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our cellular systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the financial condition and results of our operations.

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

    Roaming accounted for 30.9%, 27.7%, 29.6% and 25.9% of our cellular revenue for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, respectively. While the industry trend is to reduce roaming rates, we believe that our roaming rates are generally lower than rates offered by others in or near our systems and that such lower roaming rates mitigate against this trend; however, there can be no assurance that such trend will not materially impact it in the future. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.48, $.63, $.53, and $.62 per minute for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998, respectively.

    In recent years, we and other cellular providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that the use of such promotions will result in increased revenue from increases in the number of our cellular subscribers.

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

RESULTS OF OPERATIONS

    In the text below, our financial results for the second quarter of 1999 are compared to the financial results of Sygnet Wireless, Inc. ("Predecessor Company") for the second quarter of 1998. Also, the financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

THREE MONTHS ENDED JUNE 30, 1999 FOR THE COMPANY COMPARED TO THREE MONTHS ENDED
  JUNE 30, 1998 FOR THE PREDECESSOR COMPANY

    OPERATING REVENUE. For the three months ended June 30, 1999, total operating revenue increased $3.6 million, or 14.0%, to $29.0 million from $25.4 million for the comparable period in 1998. Total service, roaming and equipment revenue represented 64.3%, 30.9% and 4.5%, respectively, of total operating revenue during the three months ended June 30, 1999 and 65.0%, 27.7%, and 5.7%, respectively, of total operating revenue during the three months ended June 30, 1998.

    The following table sets forth the components of our revenue for the three months ended June 30, 1999 and the Predecessor Company's revenue for the three months ended June 30, 1998:

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                       --------------------
                                                                         1999       1998
                                                                       ---------  ---------

                                                                         ($ IN THOUSANDS)
Operating revenue:
  Service revenue....................................................  $  18,644  $  16,528
  Roaming revenue....................................................      8,943      7,033
  Equipment sales and other..........................................      1,394      1,862
                                                                       ---------  ---------
      Total..........................................................  $  28,981  $  25,423
                                                                       ---------  ---------
                                                                       ---------  ---------

    Service revenue increased $2.1 million, or 12.8%, to $18.6 million in the three months ended June 30, 1999 from $16.5 million in the same period of 1998. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 26.9% to 199,457 at June 30, 1999 from the Predecessor Company's subscriber base of 157,220 at June 30, 1998. The average monthly service revenue per subscriber decreased to $32 from $35 for the three months ended June 30, 1999 compared to the same period in 1998.

    Roaming revenue increased $1.9 million, or 27.2%, to $8.9 million in the three months ended June 30, 1999 from $7.0 million for the comparable period of 1998. Of this increase, $1.3 million was attributable to roaming revenue earned from new PCS agreements with third-party cellular providers. The remaining, $.6 million was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

    Equipment sales and other revenue of $1.4 million in the three months ended June 30, 1999 represented a decrease of $.5 million, or 26.7%, from $1.9 million in the same period of 1998, as a result of a decrease in other revenue for the three months ended June 30, 1999.

    COST OF SERVICE. For the three months ended June 30, 1999, the total cost of service decreased 18.6% to $1.9 million from $2.3 million for the comparable period in 1998. In addition, as a percentage of service and roaming revenue, cost of cellular service decreased to 6.8% for the three months ended June 30, 1999 from 9.8% for the same period in 1998. These decreases are primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the three months ended June 30, 1999, cost of equipment decreased $.3 million, or 11.6% to $2.4 million during 1999 from $2.7 million in the same period of 1998.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $2.4 million, or 78.8%, to $5.4 million for the three month period ended June 30, 1999 from $3.0 million in the comparable period of 1998. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensations and commission expenses as well as an increase in advertising and promotional expenses. The number of gross subscribers added in the second quarter of 1999 was 18,875. The number of gross subscribers added in the second quarter of 1998 was 15,043.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $.2 million, or 4.1%, to $5.0 million for the three month period ended June 30, 1999 from $4.8 million for the same period in 1998. As a percentage of total operating revenue, general and administrative costs decreased to 17.3% from 19.0% for the three month period ended June 30, 1999 compared to the same three month period in 1998. In addition, the Company's average monthly general and administrative costs per subscriber remained constant at $8 for the three months ended June 30, 1999 and 1998.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 1999, depreciation and amortization expense increased $17.8 million, or 264.8% to $24.5 million in the three months ended June 30, 1999 from $6.7 million in the same period of 1998. Depreciation and amortization of cellular license acquisition costs, and the customer list which were acquired in our acquisition of Sygnet Wireless, Inc. accounted for substantially all of the increase in the second quarter 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the three months ended June 30, 1999, interest expense increased $8.7 million, or 118.7%, to $16.0 million in the three months ended June 30, 1999 from $7.3 million in the same period of 1998. The increase was primarily a result of increased borrowings in December 1998 to finance our acquisition of Sygnet Wireless, Inc.

SIX MONTHS ENDED JUNE 30, 1999 FOR THE COMPANY COMPARED TO SIX MONTHS ENDED JUNE
  30, 1998 FOR THE PREDECESSOR COMPANY

    OPERATING REVENUE. For the six months ended June 30, 1999, total operating revenue increased $9.6 million, or 20.4%, to $56.6 million from $47.0 million for the comparable period in 1998. Total service, roaming and equipment revenue represented 64.9%, 29.6% and 5.1%, respectively, of total operating revenue during the six months ended June 30, 1999 and 66.8%, 25.9%, and 5.6%, respectively, of total operating revenue during the six months ended June 30, 1998.

    The following table sets forth the components of our revenue for the six months ended June 30, 1999 and the Predecessor Company's revenue for the six months ended June 30, 1998:

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------

                                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue.......................................................  $  36,769  $  31,412
  Roaming revenue.......................................................     16,750     12,196
  Equipment sales and other.............................................      3,110      3,437
                                                                          ---------  ---------
      Total.............................................................  $  56,629  $  47,045
                                                                          ---------  ---------
                                                                          ---------  ---------

    Service revenue increased $5.4 million, or 17.1%, to $36.8 million in the six months ended June 30, 1999 from $31.4 million in the same period of 1998. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 26.9% to 199,457 at June 30, 1999 from the Predecessor Company's subscriber base of 157,220 at June 30, 1998. The average monthly service revenue per subscriber decreased to $32 from $34 for the six months ended June 30, 1999 compared to the same period in 1998.

    Roaming revenue increased $4.5 million, or 37.3%, to $16.7 million in the six months ended June 30, 1999 from $12.2 million for the comparable period of 1998. Of this increase, $2.5 million was attributable to roaming revenue earned from new PCS agreements with third-party cellular providers. The remaining, $2.0 million was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

    Equipment sales and other revenue of $3.1 million in the six months ended June 30, 1999 represented an decrease of $.3 million, or 9.5%, from $3.4 million in the same period of 1998, as a result of a decrease in other revenue for the six months ended June 30, 1999.

    COST OF SERVICE. For the six months ended June 30, 1999, the total cost of service increased $.1 million to $4.6 million from $4.5 million for the comparable period in 1998. In addition, as a percentage of service and roaming revenue, cost of cellular service decreased to 8.5% for the six months ended June 30, 1999 from 10.4% for the same period in 1998. These decreases are primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the six months ended June 30, 1999, cost of equipment increased $.2 million, or 3.9% to $5.2 million during 1999 from $5.0 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $3.9 million, or 67.4%, to $9.7 million for the six month period ended June 30, 1999 from $5.8 million in the comparable period of 1998. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensations and commission expenses as well as an increase in advertising and promotional expenses. The number of gross subscribers added in the six month period ended June 30, 1999 was 34,135. The number of gross subscribers added in the six month period ended June 30, 1998 was 27,885.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $1.1 million, or 11.7%, to $10.6 million for the six month period ended June 30, 1999 from $9.5 million for the same period in 1998. As a percentage of total operating revenue, general and administrative costs decreased to 18.7% from 20.1% for the six month period ended June 30, 1999 compared to the same period of 1998. In addition, the Company's average monthly general and administrative costs per subscriber remained constant at $9 for the six months ended June 30, 1999 and 1998.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 1999, depreciation and amortization expense increased $27.9 million, or 192.3% to $42.4 million in the six months ended June 30, 1999 from $14.5 million in the same period of 1998. Depreciation and amortization of cellular license acquisition costs, and the customer list which were acquired in our acquisition of Sygnet Wireless, Inc. accounted for substantially all of the increase in the second quarter 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the six months ended June 30, 1999, interest expense increased $17.7 million, or 123.2%, to $32.1 million in the six months ended June 30, 1999 from $14.4 million in the same period of 1998. The increase was primarily a result of increased borrowings in December 1998 to finance our acquisition of Sygnet Wireless, Inc.

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

    To date, we have completed an inventory of our automated systems and services and an impact analysis that identified significant risk areas by line of business, specific compliance requirements and costs and estimated completion dates for affected systems. We have been in contact with all of the vendors of products and services that we believe are critical to our operations. The representations from our vendors pertaining to Year 2000 compliance have come in writing directly to us, in contracts, and by accessing Year 2000 information available at their Web sites. While all of the vendors have provided some type of assurance that their products will be Year 2000 compliant, not all have provided us expressly with a "Year 2000 Compliance Statement" and/or a "Year 2000 Warranty." Our focus with our vendors has been directed toward what assurances of Year 2000 compliance they can provide in the form of documented Year 2000 planning and testing and third party audits.

    From an information systems standpoint, we have historically relied on outsourcing relationships for most of our business and operational support applications. In addition, we use packaged software from outside vendors for those applications that we have outsourced. As a result, we have focused on identifying third party systems and services that are not currently Year 2000 compliant and oversight of third party compliance efforts.

    The results of the impact analysis revealed that for most of our information systems, services and telecommunications infrastructure, Year 2000 compliant versions will be included as a part of existing maintenance and/or service agreements at no additional cost to us and should be in place and tested by the second quarter of 1999. However, there are two critical systems that will not be replaced until third quarter 1999. Those systems are one Ericsson switching system in New York and portions of our ITDS billing system. The Ericsson switching equipment will be replaced with Year 2000 compliant Nortel equipment. We expect to complete this replacement in the third quarter of 1999. In the first quarter of 1999, we decided to replace our current billing system vendor, ITDS, with a new vendor, H.O. Systems, which is Year 2000 compliant. We are in the process of implementing the H.O. Systems software throughout our markets and expect to complete the implementation in the third quarter of 1999. We estimate total costs of approximately $.25 million to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements. The estimated costs for Year 2000 compliance do not include the costs of upgrading the New York system or replacing the billing vendor for that system, as those decisions were made for business reasons outside of the Year 2000 issue and would have been made regardless of whether the systems currently in place were Year 2000 compliant. All of our automated systems and services are or will be Year 2000 compliant by the end of the third quarter of 1999.

    Our contingency planning is being addressed in two parts. First, possible disruptions to operations after the rollover to the Year 2000 are being addressed as a part of our overall disaster recovery plan, which will be completed by the end of 1999. Second, specific Year 2000 related contingencies that are not covered in the disaster recovery plan will be covered in a separate Year 2000 contingency plan, which will also be completed by the end of 1999.

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

    In the event any of our vendors has represented that it is Year 2000 compliant and, in fact, it is not, we would have no recourse against this vendor other than an action for damages for either breach of contract or, in the absence of a contractual obligation, for negligence if we could establish that the vendor had a legal duty to us to be Year 2000 compliant. If we are unable to provide systems and services to our customers, because either their own systems or those of our vendors are not Year 2000 compliant, our reasonably likely worst case scenario is that we would experience a reduction in our operating revenues which could adversely affect our ability to meet our operating and financial obligations.

LIQUIDITY AND CAPITAL RESOURCES

    We are a holding company with no direct operations and no significant assets other than the stock of our subsidiaries. We depend on the cash flows of our subsidiaries to meet their obligations, including their obligations to pay interest and principal on their indebtedness. Our subsidiaries are separate legal entities that have no obligation to pay any amounts owed by us or to make any funds available to us. The ability of our subsidiaries to distribute funds to us is and will be restricted by the terms of existing and future indebtedness including our credit facilities.

    Our operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. We have financed our operations through bank debt and the sale of debt.

    At June 30, 1999, we had working capital of $19.3 million (a ratio of current assets to current liabilities of 1.8:1) and an unrestricted cash balance of $3.1 million, which compares to working capital of $33.9 million (a ratio of current assets to current liabilities of 2.4:1) and an unrestricted cash balance of $20.3 million at December 31, 1998.

    Our net cash used in operating activities totaled $(.7) million for the six month period ended June 30, 1999, while the net cash provided by operating activities totaled $4.7 million for the same period of 1998. The decrease of $5.4 million was primarily due to our net loss for the period and deferred income taxes offset by depreciation and amortization.

    Net cash used in investing activities, which totaled $(20.2) million and $(9.5) million for the six months ended June 30, 1999 and 1998, respectively, primarily increased as a result of our acquisition of Sygnet Wireless, Inc.

    Net cash provided by financing activities was $3.7 million the six month period ended June 30, 1999 compared to $4.6 million for the same period of 1998. Financing activity for the six months ended June 30, 1999 consisted primarily of $11.7 million of maturities of restricted investments and proceeds from long-term debt of $6.0 million offset by repayments of long-term debt totaling $11.0 million and interest from restricted investments of $2.0 million.

    In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the credit facilities at approximately 5.48% plus a factor based on our leverage (approximately 8.78% at June 30, 1999). The term of the interest rate swap is 24 months.

    Our capital expenditures were $9.3 million for the six months ended June 30, 1999 and we expect our capital expenditures (excluding cost of acquisitions) to be approximately $16 million for all of 1999. Of the amount expected to be made in 1999, $8 million is expected to be made to upgrade the New York system to TDMA IS-136. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions. In addition, we expect to borrow $6.0 million under our credit facilities to close the acquisition of Pennsylvania 2 RSA.

    Our credit facilities aggregate $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. As of June 30, 1999 we had $402.0 million outstanding under the facilities at a weighted average interest rate of 8.5%. Obligations under our new facilities are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facilities require that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. To date, we believe that we have maintained the required financial ratios. Our ability to borrow under our credit facilities will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under our credit facilities will reduce until they terminate. Our outstanding $200.0 million senior notes bear an interest rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds from the issuance of these notes to purchase securities pledged to secure the first six semi-annual interest payments, which begin June 15, 1999.

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

    Although we cannot provide any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our cellular systems and significant and sustained growth in our cash flow, borrowings under the credit facilities, and cash flow from operations, will be sufficient to consummate our acquisition of Pennsylvania 2 RSA and are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. However, we will need to refinance the credit facilities, and the senior notes at their maturities. Our ability to do so will depend on, among other things, its financial condition at the time, the restrictions in the instruments governing its indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on our credit facilities. Increases in interest expense related to the interest rate swap for the six months ended June 30, 1999 was reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at June 30, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

           The following exhibits are filed as a part of this report:

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

      27.1   Financial Data Schedule--Six Months Ended June 30, 1999

    (b) Reports on Form 8-K

           Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1999                          DOBSON/SYGNET COMMUNICATIONS COMPANY

                                               /s/ EVERETT R. DOBSON
                                               --------------------------------------------
                                                             Everett R. Dobson
                                                CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                             EXECUTIVE OFFICER

Date: August 11, 1999
                                               /s/ BRUCE R. KNOOIHUIZEN
                                               --------------------------------------------
                                                           Bruce R. Knooihuizen
                                                VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                       (PRINCIPAL FINANCIAL OFFICER)