Form 10-Q
period 1999-09-30
DOBSON SYGNET COMMUNICATIONS CO
filed 1999-11-15
CIK 1076761

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

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-71051

                            ------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                                      73-1547216
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)

       13439 NORTH BROADWAY EXTENSION                              73114
                 SUITE 200
           OKLAHOMA CITY, OKLAHOMA
  (Address of principal executive offices)                      (Zip Code)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At November 12, 1999, there were 100 shares of the registrant's $1.00 par value Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
                               INDEX TO FORM 10-Q
                         PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------

Item
1......  Condensed Consolidated Financial Statements (Unaudited):

         DOBSON/SYGNET COMMUNICATIONS COMPANY

         Condensed Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998..................................      3

         Condensed Consolidated Statement of Operations for the Three
         and Nine Months Ended September 30, 1999....................      4

         Condensed Consolidated Statement of Cash Flows for the Nine
         Months Ended September 30, 1999.............................      5

         Notes to Condensed Consolidated Financial Statements........      6

         SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)

         Condensed Consolidated Statement of Operations for the Three
         and Nine Months Ended September 30, 1998....................      9

         Condensed Consolidated Statement of Cash Flows for the Nine
         Months Ended September 30, 1998.............................     10

         Notes to Condensed Consolidated Financial Statements........     11

         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................     12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     19

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     20

Item 2.  Changes in Securities and Use of Proceeds...................     20

Item 3.  Defaults Upon Senior Securities.............................     20

Item 4.  Submission of Matters to a Vote of Security Holders.........     20

Item 5.  Other Information...........................................     20

Item 6.  Exhibits and Reports on Form 8-K............................     20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  1999               1998
                                                              -------------      ------------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,774,300       $ 20,262,977
  Restricted cash and investments...........................    23,136,174         20,781,187
  Accounts receivable, net..................................    18,220,825         13,125,357
  Other current assets......................................     3,829,480          4,027,597
                                                              ------------       ------------
    Total current assets....................................    46,960,779         58,197,118
                                                              ------------       ------------
PROPERTY, PLANT AND EQUIPMENT, net..........................    54,247,490         46,994,471
                                                              ------------       ------------
OTHER ASSETS:
  Restricted investments....................................    34,635,000         45,505,000
  Cellular license acquisition costs, net...................   683,578,515        710,758,631
  Deferred financing costs, net.............................    46,794,686         49,346,454
  Customer list, net........................................    37,562,539         44,489,138
  Other.....................................................       935,629          1,447,106
                                                              ------------       ------------
    Total other assets......................................   803,506,369        851,546,329
                                                              ------------       ------------
    Total assets............................................  $904,714,638       $956,737,918
                                                              ============       ============
                            LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  5,488,656       $  2,075,441
  Accrued expenses..........................................    10,505,636         15,799,582
  Deferred revenue and customer deposits....................     3,334,456          2,437,021
  Current portion of long-term debt.........................     1,750,000                 --
                                                              ------------       ------------
    Total current liabilities...............................    21,078,748         24,302,407
                                                              ------------       ------------
ACCOUNTS PAYABLE--AFFILIATE.................................     9,065,820          3,990,363
LONG-TERM DEBT, net of current portion......................   604,250,000        607,000,000
DEFERRED INCOME TAXES.......................................   159,607,360        181,499,173
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 500 shares authorized and
    100 shares issued and outstanding.......................           100                100
  Additional paid-in capital................................   145,000,000        145,000,000
  Retained deficit..........................................   (34,287,390)        (1,063,762)
                                                              ------------       ------------
    Total stockholder's equity..............................   110,712,710        143,936,338
                                                              ------------       ------------
    Total liabilities and stockholder's deficit.............  $904,714,638       $956,737,918
                                                              ============       ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                                             ------------------   ------------------
OPERATING REVENUE:
  Service revenue..........................................     $ 19,357,451         $ 56,126,488
  Roaming revenue..........................................       11,654,977           28,404,857
  Equipment sales and other................................        1,359,934            4,469,843
                                                                ------------         ------------
    Total operating revenue................................       32,372,362           89,001,188
                                                                ------------         ------------

OPERATING EXPENSES:
  Cost of service..........................................        2,022,347            6,580,962
  Cost of equipment........................................        3,241,716            8,395,736
  Marketing and selling....................................        5,736,966           15,446,842
  General and administrative...............................        4,985,972           15,555,170
  Depreciation and amortization............................       15,972,203           51,464,728
                                                                ------------         ------------
    Total operating expenses...............................       31,959,204           97,443,438
                                                                ------------         ------------

OPERATING INCOME (LOSS)....................................          413,158           (8,442,250)
INTEREST EXPENSE...........................................      (16,506,529)         (48,576,054)
OTHER INCOME, net..........................................        1,173,445            3,431,802
                                                                ------------         ------------
LOSS BEFORE INCOME TAXES...................................      (14,919,926)         (53,586,502)
INCOME TAX BENEFIT.........................................        5,669,572           20,362,874
                                                                ------------         ------------
NET LOSS...................................................     $ (9,250,354)        $(33,223,628)
                                                                ============         ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON
  SHARE....................................................     $    (92,504)        $   (332,236)
                                                                ============         ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........              100                  100
                                                                ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    (33,223,628)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
      Depreciation and amortization.........................     51,464,728
      Amortization of financing costs.......................      3,930,490
      Deferred income taxes.................................    (21,891,813)
      Other.................................................        116,147
  Changes in current assets and liabilities--
      Accounts receivable...................................     (5,095,468)
      Other current assets..................................       (745,393)
      Accounts payable......................................      3,413,215
      Accrued expenses......................................     (5,293,946)
      Deferred revenues and customer deposits...............        897,435
                                                              -------------
        Net cash used in operating activities...............     (6,428,233)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (15,235,302)
  Purchase of cellular licenses and properties..............     (9,596,898)
  Increase in payable--affiliate............................      5,075,457
  Other.....................................................          4,000
                                                              -------------
        Net cash used in investing activities...............    (19,752,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt..............................    (17,000,000)
  Proceeds from long-term debt..............................     16,000,000
  Maturities of restricted investments......................      9,970,000
  Deferred financing costs..................................     (1,277,701)
                                                              -------------
        Net cash provided by financing activities...........      7,692,299
                                                              -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (18,488,677)
CASH AND CASH EQUIVALENTS, beginning of year................     20,262,977
                                                              -------------
CASH AND CASH EQUIVALENTS, end of year......................      1,774,300
                                                              =============

   The accompanying notes are an integral part of this consolidated financial statement.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets of Dobson/Sygnet Communications Company ("the Company") as of September 30, 1999 and December 31, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

2. ACQUISITION:

    On December 23, 1998, the Company acquired all outstanding capital stock of Sygnet Wireless, Inc. for $337.5 million. The newly acquired Sygnet markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million people.

    The acquisition of Sygnet Wireless, Inc. was accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes the acquisition as if the purchase occurred at the beginning of the periods presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time:

                                                 THREE MONTHS         NINE MONTHS
                                                    ENDED                ENDED
                                              SEPTEMBER 30, 1998   SEPTEMBER 30, 1998
                                              ------------------   ------------------
                                                     (UNAUDITED, IN THOUSANDS)
Operating revenue...........................       $  28,683            $  75,728
Net loss....................................         (14,163)             (44,392)
Net loss per common share...................       $    (142)           $    (444)

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

3. LONG-TERM DEBT:

    The Company's long-term debt consists of the following:

                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                              ------------------   -----------------
Revolving credit facilities.................     $406,000,000        $407,000,000
Dobson/Sygnet Senior Notes..................      200,000,000         200,000,000
                                                 ------------        ------------
    Total debt..............................      606,000,000         607,000,000
Less--current maturities....................       (1,750,000)                 --
                                                 ------------        ------------
    Total long term debt....................     $604,250,000        $607,000,000
                                                 ============        ============

REVOLVING CREDIT FACILITIES

    On December 23, 1998, the Company obtained $430 million of senior secured credit facilities from NationsBank, N.A., consisting of a $50 million reducing revolving credit facility and $380 million of term loans. As of September 30, 1999, the Company had $406 million outstanding at a weighted average interest rate of 8.7%. The Company's obligations under the credit facilities are secured by all current and future assets of the Company. Initial proceeds were used primarily to finance the acquisition of Sygnet Wireless, Inc. described in Note
2. The Company expects to use the remaining availability to finance capital expenditures and general operations. The facilities will terminate in 2007.

    The credit facilities require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

SENIOR NOTES

    On December 23, 1998, the Company issued $200 million of 12.25% Senior Notes maturing in 2008. The net proceeds were used to finance the acquisition of Sygnet Wireless, Inc. described in Note 2 and to purchase securities pledged to secure payment of the first six semi-annual interest payments on the senior notes, which began on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's condensed consolidated balance sheet. The senior notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the senior notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

INTEREST RATE SWAP

    In March 1999, the Company entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the Company's credit facilities at approximately 5.48% plus a factor based on our leverage (approximately 8.76% at September 30, 1999). The term of the interest rate swap is 24 months.

4. RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the senior notes. The senior notes interest pledge deposit of approximately $57.8 million includes the initial deposit of $67.7 million, net of interest earned and payments issued to bondholders.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

5. STOCKHOLDER'S EQUITY:

    On December 23, 1998, the Company received an equity contribution of $145 million from its parent company, Dobson Communications. This contribution was used to finance the acquisition of Sygnet Wireless, Inc. described previously in
Note 2.

6. RECENT PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company would record an asset of $.1 million relating to its interest rate hedge valuation at September 30, 1999. The Company has not determined the timing or method of adoption of SFAS 133.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                             SEPTEMBER 30, 1998   SEPTEMBER 30, 1998
                                                             ------------------   ------------------
Revenue:
Subscriber revenue.........................................     $ 17,339,610         $ 48,751,431
Roamer revenue.............................................        8,520,977           20,716,919
Equipment sales and other..................................        2,005,103            5,442,715
                                                                ------------         ------------
Total revenue..............................................       27,865,690           74,911,065

Costs and expenses:
Cost of services...........................................        2,437,194            6,981,949
Cost of equipment sales....................................        2,828,903            7,789,947
General and administrative.................................        5,205,591           14,664,517
Selling and marketing......................................        3,256,956            9,056,770
Depreciation and amortization..............................        6,823,590           21,343,437
                                                                ------------         ------------
Total costs and expenses...................................       20,552,234           59,836,620
                                                                ------------         ------------

Income from operations.....................................        7,313,456           15,074,445
Other:
Interest expense, net......................................       (7,244,992)         (21,612,672)
Other......................................................          (64,478)            (341,221)
                                                                ------------         ------------
Net income (loss)..........................................     $      3,986         $ (6,879,448)
                                                                ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

OPERATING ACTIVITIES
Net Loss....................................................  $ (6,879,448)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................    11,828,239
  Amortization..............................................     9,515,198
  Loss on disposal of assets................................       109,104
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (2,795,142)
    Inventory...............................................       328,276
    Prepaid and deferred expenses...........................      (620,455)
    Accounts payable and accrued expenses...................      (738,574)
    Accrued interest payable................................     2,783,877
                                                              ------------
      Net cash provided by operating activities.............    13,531,075
INVESTING ACTIVITIES
Purchases of property and equipment.........................   (11,468,537)
Proceeds from sale of assets................................       400,500
                                                              ------------
Net cash used in investing activities.......................   (11,068,037)
FINANCING ACTIVITIES
Proceeds from long-term debt................................    16,894,000
Principal payments on long-term debt........................   (19,750,000)
                                                              ------------
      Net cash used in financing activities.................    (2,856,000)
                                                              ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (392,962)
CASH AND CASH EQUIVALENTS, beginning of period..............       860,086
                                                              ------------
CASH AND CASH EQUIVALENTS, end of period....................  $    467,124
                                                              ============

   The accompanying notes are an integral part of this consolidated financial statement.

                SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and statement of cash flows for the nine months ended September 30, 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Predecessor company management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in Sygnet Wireless, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 333-10161) filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We own and operate cellular telephone systems serving a large cluster of properties with a population of approximately 2.4 million and approximately 211,300 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our cellular systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the financial condition and results of our operations.

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

    Roaming accounted for 36.0%, 30.6%, 31.9% and 27.7% of our cellular revenue for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, respectively. While the industry trend is to reduce roaming rates, we believe that our roaming rates are generally lower than rates offered by others in or near our systems and that such lower roaming rates mitigate against this trend; however, there can be no assurance that such trend will not materially impact roaming revenue in the future. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.42, $.58, $.48, and $.57 per minute for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998, respectively.

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

    Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily cellular license acquisition costs and customer lists.

RESULTS OF OPERATIONS

    In the text below, our financial results for the third quarter of 1999 are compared to the financial results of Sygnet Wireless, Inc. ("Predecessor Company") for the third quarter of 1998. Also, the financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

THREE MONTHS ENDED SEPTEMBER 30, 1999 FOR THE COMPANY COMPARED TO THREE MONTHS
  ENDED SEPTEMBER 30, 1998 FOR THE PREDECESSOR COMPANY

    OPERATING REVENUE. For the three months ended September 30, 1999, total operating revenue increased $4.5 million, or 16.2%, to $32.4 million from $27.9 million for the comparable period in 1998. Total service, roaming and equipment revenue represented 59.8%, 36.0% and 4.2%, respectively, of total operating revenue during the three months ended September 30, 1999 and 62.2%, 30.6%, and 7.2%, respectively, of total operating revenue during the three months ended September 30, 1998.

    The following table sets forth the components of our revenue for the three months ended September 30, 1999 and the Predecessor Company's revenue for the three months ended September 30, 1998:

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                          1999           1998
                                                         --------       --------
                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue......................................  $19,357        $17,340
  Roaming revenue......................................   11,655          8,521
  Equipment sales and other............................    1,360          2,005
                                                         -------        -------
    Total..............................................  $32,372        $27,866
                                                         =======        =======

    Service revenue increased $2.1 million, or 11.6%, to $19.4 million in the three months ended September 30, 1999 from $17.3 million in the same period of 1998. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 26.6% to approximately 211,300 at September 30, 1999 from the Predecessor Company's subscriber base of approximately 166,900 at September 30, 1998. The average monthly service revenue per subscriber decreased to $31 from $34 for the three months ended September 30, 1999 compared to the same period in 1998.

    Roaming revenue increased $3.2 million, or 36.8%, to $11.7 million in the three months ended September 30, 1999 from $8.5 million for the comparable period of 1998. Of this increase, $1.3 million was attributable to roaming revenue earned from new PCS agreements with third-party cellular providers. The remaining $1.9 million was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

    Equipment sales and other revenue of $1.4 million in the three months ended September 30, 1999 represented a decrease of $.6 million, or 32.2%, from $2.0 million in the same period of 1998, as a result of a decrease in other revenue for the three months ended September 30, 1999.

    COST OF SERVICE. For the three months ended September 30, 1999, the total cost of service decreased 17.0% to $2.0 million from $2.4 million for the comparable period in 1998. In addition, as a percentage of service and roaming revenue, cost of cellular service decreased to 6.5% for the three months ended September 30, 1999 from 9.4% for the same period in 1998. These decreases are primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the three months ended September 30, 1999, cost of equipment increased $.4 million, or 14.6% to $3.2 million during 1999 from $2.8 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $2.4 million, or 76.1%, to $5.7 million for the three month period ended September 30, 1999 from $3.3 million in the comparable period of 1998. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensation and commission expenses as well as an increase in advertising and promotional expenses. The number of gross subscribers added in the third quarter of 1999 was approximately 20,700. The number of gross subscribers added in the third quarter of 1998 was approximately 16,000.

    GENERAL AND ADMINISTRATIVE EXPENSE.  For the three months ended
September 30, 1999, general and administrative cost decreased $.2 million, or 4.2%, to $5.0 million from $5.2 million for the comparable period in 1998. As a percentage of total operating revenue, general and administrative costs decreased to 15.4% from 18.7% for the three month period ended September 30, 1999 compared to the same three month period in 1998. In addition, the Company's average monthly general and administrative costs per subscriber decreased to $8 from $11 for the three months ended September 30, 1999 and 1998. These decreases in general and administrative costs were a result of efficiencies gained from the integration with our parent, Dobson Communications.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $9.2 million, or 134.1% to $16.0 million in the three months ended September 30, 1999 from $6.8 million in the same period of 1998. Depreciation and amortization of cellular license acquisition costs, and the customer list which were acquired in our acquisition of Sygnet Wireless, Inc. accounted for substantially all of the increase in the third quarter 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the three months ended September 30, 1999, interest expense increased $9.3 million, or 127.8%, to $16.5 million from $7.2 million in the same period of 1998. The increase was primarily a result of increased borrowings in December 1998 to finance our acquisition of Sygnet Wireless, Inc.

NINE MONTHS ENDED SEPTEMBER 30, 1999 FOR THE COMPANY COMPARED TO NINE MONTHS
  ENDED SEPTEMBER 30, 1998 FOR THE PREDECESSOR COMPANY

    OPERATING REVENUE. For the nine months ended September 30, 1999, total operating revenue increased $14.1 million, or 18.8%, to $89.0 million from $74.9 million for the comparable period in 1998. Total service, roaming and equipment revenue represented 63.1%, 31.9% and 5.0%, respectively, of total operating revenue during the nine months ended September 30, 1999 and 65.1%, 27.6% and 7.3%, respectively, of total operating revenue during the nine months ended September 30, 1998.

    The following table sets forth the components of our revenue for the nine months ended September 30, 1999 and the Predecessor Company's revenue for the nine months ended September 30, 1998:

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
                                                             ($ IN THOUSANDS)
Operating revenue:
  Service revenue.........................................  $56,126    $48,751
  Roaming revenue.........................................   28,405     20,717
  Equipment sales and other...............................    4,470      5,443
                                                            -------    -------
    Total.................................................  $89,001    $74,911
                                                            =======    =======

    Service revenue increased $7.3 million, or 15.1%, to $56.1 million in the nine months ended September 30, 1999 from $48.8 million in the same period of 1998. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 26.6% to approximately 211,300 at September 30, 1999 from the Predecessor Company's subscriber base of approximately 166,900 at September 30, 1998. The average monthly service revenue per subscriber decreased to $32 from $34 for the nine months ended September 30, 1999 compared to the same period in 1998.

    Roaming revenue increased $7.7 million, or 37.1%, to $28.4 million in the nine months ended September 30, 1999 from $20.7 million for the comparable period of 1998. Of this increase, $3.7 million was attributable to roaming revenue earned from new PCS agreements with third-party cellular providers. The remaining $4.0 million was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

    Equipment sales and other revenue of $4.5 million in the nine months ended September 30, 1999 represented an decrease of $.9 million, or 17.9%, from $5.4 million in the same period of 1998, as a result of a decrease in other revenue for the nine months ended September 30, 1999.

    COST OF SERVICE. For the nine months ended September 30, 1999, the total cost of service decreased $.4 million to $6.6 million from $7.0 million for the comparable period in 1998. In addition, as a percentage of service and roaming revenue, cost of cellular service decreased to 7.4% for the nine months ended September 30, 1999 from 10.1% for the same period in 1998. These decreases are primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the nine months ended September 30, 1999, cost of equipment increased $.6 million, or 7.8% to $8.4 million during 1999 from $7.8 million in the same period of 1998, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $6.3 million, or 70.6%, to $15.4 million for the nine month period ended September 30, 1999 from $9.1 million in the comparable period of 1998. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensation and commission expenses as well as an increase in advertising and promotional expenses. The number of gross subscribers added in the nine month period ended September 30, 1999 was approximately 54,800. The number of gross subscribers added in the nine month period ended September 30, 1998 was approximately 43,900.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased $.9 million, or 6.1%, to $15.6 million for the nine month period ended September 30, 1999 from $14.7 million for the same period in 1998. This increase year over year is a result of increased infrastructure costs such as customer service, billing, collections and administrative costs as a result of our overall growth. As a percentage of total operating revenue, general and administrative costs decreased to 17.5% from 20.0% for the nine month period ended September 30, 1999 compared to the same period of 1998. In addition, the Company's average monthly general and administrative costs per subscriber decreased to $9 from $11 for the nine months ended September 30, 1999 and 1998. The decrease in general and administrative costs as a percentage of revenue and per subscriber was a result of efficiencies gained from the integration with our parent, Dobson Communications.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the nine months ended September 30, 1999, depreciation and amortization expense increased $30.2 million, or 141.1% to $51.5 million in the nine months ended September 30, 1999 from $21.3 million in the same period of 1998. Depreciation and amortization of cellular license acquisition costs, and the customer list which were acquired in our acquisition of Sygnet Wireless, Inc. accounted for substantially all of the increase in the nine months ended September 30, 1999 compared to the same period in 1998.

    INTEREST EXPENSE. For the nine months ended September 30, 1999, interest expense increased $27.0 million, or 124.8%, to $48.6 million in the nine months ended September 30, 1999 from $21.6 million in the same period of 1998. The increase was primarily a result of increased borrowings in December 1998 to finance our acquisition of Sygnet Wireless, Inc.

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

    We completed an inventory of our automated systems and services and identified significant risk areas by line of business, specific compliance requirements and costs and estimated completion dates for affected systems. We have had contact with all of the vendors of products and services that we believe are critical to our operations. The representations from our vendors pertaining to year 2000 compliance have come in writing directly to us, in contracts, and by accessing year 2000 information available at their Web sites. While all of the vendors have provided some type of assurance that their products will be year 2000 compliant, not all have provided us expressly with a "year 2000 Compliance Statement" and/or a "year 2000 Warranty." Our focus with our vendors has been directed toward what assurances of year 2000 compliance they can provide in the form of documented year 2000 planning and testing and third party audits, whenever available.

    We do not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, we have historically relied on outsourcing relationships for most of our business and operational support applications. In addition, we use packaged software from outside vendors for those applications that we have outsourced. As a result, we have focused on identifying third party systems and services that are not currently year 2000 compliant and oversight of third party compliance efforts.

    The results of the impact analysis revealed that for most of our information systems, services and telecommunications infrastructure, year 2000 compliant versions were to be included as a part of existing maintenance and/or service agreements at no additional cost to us and were in place and tested by the end of the second quarter of 1999. All critical systems relating to call delivery, billing, accounting, payroll and customer care were fully 2000 compliant by the end of October 1999. There are some non-critical systems that have yet to be replaced or upgraded for business reasons. While these non-critical systems do not represent a threat to the business, we will retire, upgrade or replace them by the end of 1999. The cost of upgrading or replacing those systems that were not covered by existing service or maintenance agreements was approximately $0.25 million. Our estimated upgrade costs does not include the cost of upgrading and/ or replacing those non-year 2000 compliant systems that were replaced or upgraded based on non-year 2000 related business reasons.

    We will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems when year 2000 is reached. We will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners, customers and other with which we do business to coordinate year 2000 compliance. Our year 2000 contingency and business continuity plans are in development and will be completed during the fourth quarter of 1999. If we are unable to provide systems and services to our customers, because either our own systems or those of our vendors are not year 2000 compliant, our reasonably likely worst case scenario is that we would experience a reduction in our operating revenues, which could adversely affect our ability to meet our operating and financial obligations.

LIQUIDITY AND CAPITAL RESOURCES

    We are a holding company with no direct operations and no significant assets other than the stock of our subsidiaries. We depend on the cash flows of our subsidiaries to meet our obligations, including our obligations to pay interest and principal on our indebtedness. Our subsidiaries are separate legal entities that have no obligation to pay any amounts owed by us or to make any funds available to us. The ability of our subsidiaries to distribute funds to us is and will be restricted by the terms of existing and future indebtedness including our credit facilities.

    Our operations require substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. We have financed our operations through bank debt and the sale of debt.

    At September 30, 1999, we had working capital of $25.9 million (a ratio of current assets to current liabilities of 2.2:1) and an unrestricted cash balance of $1.8 million, which compares to working capital of $33.9 million (a ratio of current assets to current liabilities of 2.4:1) and an unrestricted cash balance of $20.3 million at December 31, 1998.

    Our net cash used in operating activities totaled $6.4 million for the nine month period ended September 30, 1999, while the net cash provided by operating activities totaled $13.5 million for the same period of 1998. The decrease of $19.9 million was primarily due to our net loss for the period and deferred income taxes offset by depreciation and amortization.

    Net cash used in investing activities, which totaled $19.8 million and $11.1 million for the nine months ended September 30, 1999, and 1998, respectively primarily increased as a result of capital expenditures for equipment related to our acquisition of Sygnet Wireless, Inc.

    Net cash provided by financing activities was $7.7 million the nine month period ended September 30, 1999, while the net cash used in financing activities was $2.9 million for the same period of 1998. Financing activity for the nine months ended September 30, 1999 consisted primarily of $10.0 million of maturities of restricted investments and proceeds from long-term debt of $16.0 million offset by repayments of long-term debt totaling $17.0 million.

    In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the credit facilities at approximately 5.48% plus a factor based on our leverage (approximately 8.78% at September 30, 1999). The term of the interest rate swap is 24 months.

    Our capital expenditures were $15.2 million for the nine months ended September 30, 1999 and we expect our capital expenditures (excluding cost of acquisitions) to be approximately $16 million for all of 1999. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions. In addition, we expect to borrow $6.0 million under our credit facilities to close the acquisition of Pennsylvania 2 RSA.

    Our credit facilities aggregate $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. As of September 30, 1999 we had $406.0 million outstanding under the facilities at a weighted average interest rate of 8.7%. Obligations under our new facilities are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facilities require that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. To date, we believe that we have maintained the required financial ratios. Our ability to borrow under our credit facilities will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under our credit facilities will reduce until they terminate. Our outstanding $200.0 million senior notes bear interest at a rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds from the issuance of these notes to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

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

    Although we cannot provide any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our cellular systems and significant and sustained growth in our cash flow, borrowings under the credit facilities, and cash flow from operations, will be sufficient to consummate our acquisition of Pennsylvania 2 RSA and are expected to be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. However, we will need to refinance the credit facilities, and the senior notes at their maturities. Our ability to do so will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our cellular business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on our credit facilities. Increases in interest expense related to the interest rate swap for the nine months ended September 30, 1999 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

           The following exhibits are filed as a part of this report:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------

        27.1            Financial Data Schedule--Nine Months Ended September 30,
                        1999

    (b) Reports on Form 8-K

           Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999                        DOBSON/SYGNET COMMUNICATIONS COMPANY

                                               /s/ EVERETT R. DOBSON
                                               --------------------------------------------
                                                             Everett R. Dobson
                                                CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                             EXECUTIVE OFFICER

Date: November 15, 1999
                                               /s/ BRUCE R. KNOOIHUIZEN
                                               --------------------------------------------
                                                           Bruce R. Knooihuizen
                                                VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                       (PRINCIPAL FINANCIAL OFFICER)