Form 10-Q/A
period 1999-06-30
DOBSON SYGNET COMMUNICATIONS CO
filed 1999-11-18
CIK 1076761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                                                                         PAGE
                                                                       --------

Item
1......  Condensed Consolidated Financial Statements (Unaudited):

         DOBSON/SYGNET COMMUNICATIONS COMPANY

         Condensed Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1998.......................................      3

         Condensed Consolidated Statement of Operations for the Three
         and Six Months Ended June 30, 1999..........................      4

         Condensed Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 1999..................................      5

         Notes to Condensed Consolidated Financial Statements........      6

         SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)

         Condensed Consolidated Statement of Operations for the Three
         and Six Months Ended June 30, 1998..........................      9

         Condensed Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 1998..................................     10

         Notes to Condensed Consolidated Financial Statements........     11

         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................     12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     19

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     20

Item 2.  Changes in Securities and Use of Proceeds...................     20

Item 3.  Defaults Upon Senior Securities.............................     20

Item 4.  Submission of Matters to a Vote of Security Holders.........     20

Item 5.  Other Information...........................................     20

Item 6.  Exhibits and Reports on Form 8-K............................     20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,061,284   $ 20,262,977
  Restricted cash and investments...........................    21,966,851     20,781,187
  Accounts receivable, net..................................    18,650,834     13,125,357
  Other current assets......................................     1,799,452      4,027,597
                                                              ------------   ------------
    Total current assets....................................    45,478,421     58,197,118
                                                              ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, net..........................    52,032,455     46,994,471
                                                              ------------   ------------
OTHER ASSETS:
  Restricted investments....................................    34,635,000     45,505,000
  Cellular license acquisition costs, net...................   701,282,304    710,758,631
  Deferred financing costs, net.............................    47,783,665     49,346,454
  Customer list, net........................................    39,871,405     44,489,138
  Other.....................................................     1,046,331      1,447,106
                                                              ------------   ------------
    Total other assets......................................   824,618,705    851,546,329
                                                              ------------   ------------
    Total assets............................................  $922,129,581   $956,737,918
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 13,776,144   $  2,075,441
  Accrued expenses..........................................     7,731,528     15,799,582
  Deferred revenue and customer deposits....................     2,762,865      2,437,021
  Current portion of long-term debt.........................     1,500,000             --
                                                              ------------   ------------
    Total current liabilities...............................    25,770,537     24,302,407
                                                              ------------   ------------
ACCOUNTS PAYABLE--AFFILIATE.................................    10,619,048      3,990,363
LONG-TERM DEBT, net of current portion......................   600,500,000    607,000,000
DEFERRED CREDITS............................................   165,276,932    181,499,173
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 500 shares authorized and
    100 shares issued and outstanding.......................           100            100
  Additional paid-in capital................................   145,000,000    145,000,000
  Retained deficit..........................................   (25,037,036)    (1,063,762)
                                                              ------------   ------------
    Total stockholder's equity..............................   119,963,064    143,936,338
                                                              ------------   ------------
    Total liabilities and stockholder's deficit.............  $922,129,581   $956,737,918
                                                              ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                                 THREE MONTHS       SIX MONTHS ENDED
                                                              ENDED JUNE 30, 1999    JUNE 30, 1999
                                                              -------------------   ----------------
OPERATING REVENUE:
  Service revenue...........................................      $ 18,644,193        $ 36,769,037
  Roaming revenue...........................................         8,943,003          16,749,880
  Equipment sales and other.................................         1,393,887           3,109,909
                                                                  ------------        ------------
    Total operating revenue.................................        28,981,083          56,628,826
                                                                  ------------        ------------

OPERATING EXPENSES:
  Cost of service...........................................         1,880,165           4,558,615
  Cost of equipment.........................................         2,403,807           5,154,020
  Marketing and selling.....................................         5,405,698           9,709,876
  General and administrative................................         5,025,646          10,569,198
  Depreciation and amortization.............................        17,546,677          35,492,525
                                                                  ------------        ------------
    Total operating expenses................................        32,261,993          65,484,234
                                                                  ------------        ------------

OPERATING INCOME............................................        (3,280,910)         (8,855,408)
INTEREST EXPENSE............................................       (15,958,886)        (32,069,525)
OTHER INCOME, net...........................................           942,579           2,258,357
                                                                  ------------        ------------
LOSS BEFORE INCOME TAXES....................................       (18,297,217)        (38,666,576)
INCOME TAX BENEFIT..........................................         6,952,946          14,693,302
                                                                  ------------        ------------
NET LOSS....................................................      $(11,344,271)       $(23,973,274)
                                                                  ============        ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON
  SHARE.....................................................      $   (113,443)       $   (239,733)
                                                                  ============        ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............               100                 100
                                                                  ============        ============

   The accompanying notes are an integral part of this consolidated financial statement.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    (23,973,274)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
      Depreciation and amortization.........................     35,492,525
      Amortization of financing costs.......................      2,933,303
      Deferred income taxes.................................    (16,222,241)
  Changes in current assets and liabilities--
      Accounts receivable...................................     (5,525,477)
      Other current assets..................................      2,228,145
      Accounts payable......................................     11,700,704
      Accrued expenses......................................     (8,068,054)
      Deferred revenues and customer deposits...............        325,845
                                                              -------------
        Net cash used in operating activities...............     (1,108,524)
                                                              =============
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (12,025,974)
  Purchase of cellular licenses and properties..............    (14,410,474)
  Increase in payable--affiliate............................      6,628,685
                                                              -------------
        Net cash used in investing activities...............    (19,807,763)
                                                              =============
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt..............................    (11,000,000)
  Proceeds from long-term debt..............................      6,000,000
  Maturities of restricted investments, net of interest.....      9,684,336
  Deferred financing costs..................................       (969,742)
                                                              -------------
        Net cash provided by financing activities...........      3,714,594
                                                              -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (17,201,693)
CASH AND CASH EQUIVALENTS, beginning of year................     20,262,977
                                                              -------------
CASH AND CASH EQUIVALENTS, end of year......................  $   3,061,284
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

                                                       THREE
                                                      MONTHS            SIX MONTHS
                                                       ENDED               ENDED
                                                   JUNE 30, 1998       JUNE 30, 1998
                                                   -------------       -------------
                                                   (UNAUDITED, IN THOUSANDS, EXCEPT
                                                        PER SHARE INFORMATION)
Operating revenue................................    $  25,423           $  47,045
Net loss.........................................      (15,152)            (30,229)
Net loss per common share........................    $(152,520)          $(302,290)

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

3. LONG-TERM DEBT:

    The Company's long-term debt consists of the following:

                                                 JUNE 30, 1999   DECEMBER 31, 1998
                                                 -------------   -----------------
Revolving credit facilities....................  $402,000,000      $407,000,000
Dobson/Sygnet Senior Notes.....................   200,000,000       200,000,000
                                                 ------------      ------------
    Total debt.................................   602,000,000       607,000,000
Less--current maturities.......................    (1,500,000)               --
                                                 ------------      ------------
    Total long term debt.......................  $600,500,000      $607,000,000
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

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                JUNE 30, 1998       JUNE 30, 1998
                                                              ------------------   ----------------
Revenue:
  Subscriber revenue........................................     $ 16,527,822        $ 31,411,821
  Roamer revenue............................................        7,033,678          12,195,942
  Equipment sales and other.................................        1,861,857           3,437,612
                                                                 ------------        ------------
Total revenue...............................................       25,423,357          47,045,375

Costs and expenses:
  Cost of services..........................................        2,308,874           4,544,755
  Cost of equipment sales...................................        2,720,656           4,961,044
  General and administrative................................        4,828,235           9,458,926
  Selling and marketing.....................................        3,023,564           5,799,814
  Depreciation and amortization.............................        6,715,221          14,519,847
                                                                 ------------        ------------
Total costs and expenses....................................       19,596,550          39,284,386

Income from operations......................................        5,826,807           7,760,989
Other:
  Interest expense, net.....................................       (7,297,760)        (14,367,680)
  Other.....................................................         (214,443)           (276,743)
                                                                 ------------        ------------
Net loss....................................................     $ (1,685,396)       $ (6,883,434)
                                                                 ============        ============

   The accompanying notes are an integral part of this consolidated financial statement.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                  (UNAUDITED)

OPERATING ACTIVITIES
Net Loss....................................................  $(6,883,434)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................    8,176,381
  Amortization..............................................    6,343,466
  Loss on disposal of assets................................       83,378
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (2,154,012)
    Inventory...............................................      230,802
    Prepaid and deferred expenses...........................     (416,097)
    Accounts payable and accrued expenses...................     (353,464)
    Accrued interest payable................................     (333,300)
                                                              -----------
      Net cash provided by operating activities.............    4,693,720

INVESTING ACTIVITIES
Purchases of property and equipment.........................   (9,917,769)
Proceeds from sale of assets................................      400,500
                                                              -----------
      Net cash used in investing activities.................   (9,517,269)

FINANCING ACTIVITIES
Proceeds from long-term debt................................   14,000,000
Principal payments on long-term debt........................   (9,401,000)
                                                              -----------
      Net cash provided by financing activities.............    4,599,000
                                                              -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (224,549)
CASH AND CASH EQUIVALENTS, beginning of period..............      860,086
                                                              -----------
CASH AND CASH EQUIVALENTS, end of period....................  $   635,537
                                                              ===========

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

    The following table sets forth the components of our revenue for the three months ended June 30, 1999 and the Predecessor Company's revenue for the three months ended June 30, 1998:

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                         -----------------------
                                                          1999           1998
                                                         -------        -------
                                                            ($ IN THOUSANDS)
Operating revenue:
  Service revenue......................................  $18,644        $16,528
  Roaming revenue......................................    8,943          7,033
  Equipment sales and other............................    1,394          1,862
                                                         -------        -------
      Total............................................  $28,981        $25,423
                                                         =======        =======

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

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 1999, depreciation and amortization expense increased $10.8 million, or 161.3% to $17.5 million in the three months ended June 30, 1999 from $6.7 million in the same period of 1998. Depreciation and amortization of cellular license acquisition costs, and the customer list which were acquired in our acquisition of Sygnet Wireless, Inc. accounted for substantially all of the increase in the second quarter 1999 compared to the same period in 1998.

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

    The following table sets forth the components of our revenue for the six months ended June 30, 1999 and the Predecessor Company's revenue for the six months ended June 30, 1998:

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                             1999       1998
                                                            -------    -------
                                                             ($ IN THOUSANDS)
Operating revenue:
  Service revenue.........................................  $36,769    $31,412
  Roaming revenue.........................................   16,750     12,196
  Equipment sales and other...............................    3,110      3,437
                                                            -------    -------
      Total...............................................  $56,629    $47,045
                                                            =======    =======

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

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 1999, depreciation and amortization expense increased $21.0 million, or 144.4% to $35.5 million in the six months ended June 30, 1999 from $14.5 million in the same period of 1998. Depreciation and amortization of cellular license acquisition costs, and the customer list which were acquired in our acquisition of Sygnet Wireless, Inc. accounted for substantially all of the increase in the second quarter 1999 compared to the same period in 1998.

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

    At June 30, 1999, we had working capital of $19.7 million (a ratio of current assets to current liabilities of 1.8:1) and an unrestricted cash balance of $3.1 million, which compares to working capital of $33.9 million (a ratio of current assets to current liabilities of 2.4:1) and an unrestricted cash balance of $20.3 million at December 31, 1998.

    Our net cash used in operating activities totaled $(1.1) million for the six month period ended June 30, 1999, while the net cash provided by operating activities totaled $4.7 million for the same period of 1998. The decrease of $5.8 million was primarily due to our net loss for the period and deferred income taxes offset by depreciation and amortization.

    Net cash used in investing activities, which totaled $(19.8) million and $(9.5) million for the six months ended June 30, 1999 and 1998, respectively, primarily increased as a result of our acquisition of Sygnet Wireless, Inc.

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

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

           The following exhibits are filed as a part of this report:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------

        27.1            Financial Data Schedule--Six Months Ended June 30, 1999

    (b) Reports on Form 8-K

           Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 1999                        DOBSON/SYGNET COMMUNICATIONS COMPANY

                                               /s/ EVERETT R. DOBSON
                                               --------------------------------------------
                                                             Everett R. Dobson
                                                CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                             EXECUTIVE OFFICER

Date: November 18, 1999
                                               /s/ BRUCE R. KNOOIHUIZEN
                                               --------------------------------------------
                                                           Bruce R. Knooihuizen
                                                VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                       (PRINCIPAL FINANCIAL OFFICER)