Form 10-K405
period 1999-12-31
DOBSON SYGNET COMMUNICATIONS CO
filed 2000-03-28
CIK 1076761

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
          EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                  OR
   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NO. 333-71051

                            ------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                                      73-1547216
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)

       13439 NORTH BROADWAY EXTENSION                              73114
                  SUITE 200                                     (Zip Code)
           OKLAHOMA CITY, OKLAHOMA
  (Address of principal executive offices)

                                 (405) 529-8500
              (Registrant's telephone number, including area code)

                            ------------------------

            Securities registered pursuant to 12(b) of the Act: NONE

            Securities registered pursuant to 12(g) of the Act: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 10, 2000, there were 100 shares of the registrant's $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

    THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

    Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

        ITEM
       NUMBER                                                                           PAGE
---------------------                                                                 --------
                                            PART I

                    1   Business....................................................      3
                    2   Properties..................................................     16
                    3   Legal Proceedings...........................................     16
                    4   Submission of Matters to a Vote of Security Holders.........     16

                                           PART II

                    5   Market for Registrant's Common Equity and Related                17
                          Stockholder Matters.......................................
                    6   Selected Financial Data.....................................     17
                    7   Management's Discussion and Analysis of Financial Condition      19
                          and Results of Operations.................................
                   7A   Quantitative and Qualitative Disclosure About Market Risk...     26
                    8   Financial Statements and Supplementary Data.................     27
                    9   Changes in and Disagreements with Accountants on Accounting      52
                          and Financial Disclosure..................................

                                           PART III

                   10   Directors and Executive Officers of the Registrant..........     52
                   11   Executive Compensation......................................     52
                   12   Security Ownership of Certain Beneficial Owners and              52
                          Management................................................
                   13   Certain Relationships and Related Transactions..............     52

                                           PART IV

                   14   Exhibits, Financial Statement Schedules, and Reports on Form     53
                          8-K.......................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

    We are a wholly owned subsidiary of Dobson Communications Corporation ("Dobson Communications"). On December 23, 1998, we acquired Sygnet
Wireless, Inc. and its wholly-owned subsidiary, Sygnet Communications, Inc. ("Sygnet"). Sygnet is our predecessor company and its operations currently are our only business. We own and operate rural and suburban cellular telephone systems serving a single large cluster of properties that includes a population of approximately 2.4 million, with 223,800 subscribers in northeastern Ohio, western Pennsylvania and western New York. The cluster includes Youngstown, Ohio, Erie, Pennsylvania, and suburban and rural areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas.

    We have established and maintained a strong and visible local presence. Our existing local management has continued to have day-to-day operating authority, with the flexibility to respond to individual market requirements and to foster a strong sense of customer service and community spirit. We have centralized certain functions such as control of pricing, customer service and marketing, systems design, engineering, purchasing, financial and administrative functions and billing into Dobson Communications Corporate administrative functions.

    Our markets are primarily rural and suburban and include a high concentration of expressway corridors that tend to have a significant amount of roaming activity. Roaming revenue represented approximately 31.0% of our total revenues for the year ended December 31, 1999, compared to 28.0% of Sygnet's total revenues for the year ended December 31, 1998. We have entered into roaming agreements with operators of cellular systems in adjoining MSAs and other MSAs which allow customers to roam at competitive prices which, in certain instances, are comparable to our home area rates. Our principal roaming partners are AT&T Wireless, AirTouch and SBC Communications. We also have roaming agreements with PCS providers, such as AT&T Wireless and Sprint, to allow the PCS providers' customers with dual mode telephones to roam in certain of our markets.

STRATEGY

    Our business strategy is to focus on continued integration of our operations with those of Dobson Communications, increasing our market penetration and further developing our cellular systems to sustain growth in cash flows. The following are the principal elements of our business strategy:

    CONTINUE INTEGRATED OPERATIONS WITH DOBSON COMMUNICATIONS. We have integrated our operations with Dobson Communications' existing cellular operations to achieve economies of scale. We believe that these increased efficiencies have come from the centralized control of pricing, customer service and marketing, system design, engineering, purchasing, financial and administrative functions and from the consolidation of billing functions.

    EXPAND STRATEGIC RELATIONSHIPS. We intend to continue to maintain and expand strategic relationships with operators of wireless systems in major MSAs near our systems. These relationships include roaming agreements which allow our subscribers to use the system in the neighboring MSA or RSA at favorable rates. Under these agreements, the MSA or RSA operator's subscribers receive similar benefits roaming in our operating areas. We have roaming agreements with the dominant cellular operators in the neighboring MSAs and RSAs and others, including AT&T Wireless, AirTouch and SBC Communications. We also have agreements with PCS providers, such as AT&T Wireless and Sprint, to allow the PCS providers' customers with dual mode telephones to roam in certain of our markets. By entering into these strategic agreements, we are able to increase its roaming revenue and offer its subscribers larger areas in which our rates apply.

    AGGRESSIVE LOCAL MARKETING AND PROMOTION OF CELLULAR SERVICES. We plan to continue to distinguish ourselves as the local market's leading cellular services provider, stressing service quality, local sales offices and commitment to the community. Our sales efforts have been conducted primarily through our 57 retail stores and our direct sales force and, to a lesser extent, through independent agents. We believe that, as an operator with strong local distribution of products and services, we have an advantage over our competitors who do not emphasize a local presence or focus on local market requirements and community involvement. We intend to continue to open new retail outlets and coordinate marketing efforts with Dobson Communications' centralized marketing department, which should increase efficiencies by spreading costs over a larger customer base.

    TARGETED SALES EFFORTS. Our marketing programs seek to attract subscribers who are likely to generate high monthly revenue and low churn rates. We will undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our cellular service. In addition, we maintained Sygnet's sales force compensation system, which is designed to maximize the acquisition of these high use, reduced churn subscribers. We also continued Sygnet's marketing programs and compensation systems which are designed to increase monthly revenue per subscriber and lower marketing and selling costs per additional subscriber.

    SUPERIOR CUSTOMER SERVICE. We intend to maintain a high level of customer satisfaction through a variety of techniques, including 24-hour customer service. We will continue to support local customer service through our direct sales force and its retail stores. We believe our emphasis on superior customer service has enabled us to achieve our average monthly churn rate of 1.5% for the year ended December 31, 1999.

    CONTINUED SYSTEM DEVELOPMENT. We believe that increasing capacity and upgrading our systems will attract additional subscribers, enhance the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of the network. Prior to the acquisition, Sygnet had upgraded its Erie, Youngstown and Pennsylvania markets with TDMA IS-136 digital technology. During 1999, we completed an upgrade to the New York market with TDMA IS-136 digital technology which has enabled us to continue the increase in roaming (by servicing the increasing number of digital cellular subscribers and PCS subscribers with tri mode telephones) and provide enhanced capabilities, including caller ID, longer battery life and zone billing. With this final upgrade we expanded our digital coverage to 100% of our markets. From the beginning of 1995 through 1998, Sygnet spent approximately $56.2 million to upgrade and expand its network. During 1999, we spent approximately
$18.4 million and continued to improve coverage, increase capacity and build out of our systems.

MARKETS AND SYSTEMS

    The following table sets forth certain data with respect to our cellular markets as of December 31, 1999.

                            TOTAL         TOTAL        MARKET         YEAR ACQUIRED
MARKETS                   POPULATION   SUBSCRIBERS   PENETRATION        BY SYGNET
-------                   ----------   -----------   -----------   -------------------
Erie MSA................    280,000                                       1995
New York 3 RSA..........    481,000                                       1996
Pennsylvania............    690,000                                   1996 and 1999
Youngstown..............    911,000                                1985, 1987 and 1991
                          ---------      -------         ----
    Total...............  2,362,000      223,800          9.5%
                          =========      =======         ====

    We conduct our operations in a single large cluster of properties with a population of approximately 2.4 million and 223,800 subscribers in northeastern Ohio, western Pennsylvania and western New York.

The cluster includes four markets: the Youngstown market, the Erie market, the Pennsylvania market, and the New York market. As of December 31, 1999, all 195 of our cell sites are capable of TDMA IS-136 digital service. The following is a description of our cellular markets.

YOUNGSTOWN MARKET

    Our Youngstown market includes the Youngstown, Ohio MSA, the Sharon, Pennsylvania MSA and the Ohio 11 RSA. Youngstown Cellular Telephone Company, which was later acquired by Sygnet, initiated cellular operations in the Youngstown market in 1985 when it acquired its license from the FCC for the Youngstown, Ohio MSA. Our Youngstown market covers a contiguous area that is located at a midway point between Pittsburgh and Cleveland along the Ohio Turnpike and Interstate 76 and includes Interstate 80, a major transportation access route from the midwest to New York City.

ERIE MARKET

    Our Erie market includes the Erie, Pennsylvania MSA. Sygnet initiated cellular operations in the Erie market in September 1995 following the Erie Acquisition from AT&T Wireless Services, Inc. Our Erie market covers a contiguous area that includes Interstate 90, which connects Buffalo and Cleveland, and Interstate 79, which connects Erie directly to Pittsburgh.

PENNSYLVANIA MARKET

    Our Pennsylvania market includes Pennsylvania 1 RSA, Pennsylvania 2 RSA, Pennsylvania 6 RSA and Pennsylvania 7 RSA. Our Pennsylvania market covers a contiguous area that includes Interstate 79 and Interstate 80, which link the major population centers in north-central Pennsylvania, including Pittsburgh and Erie. Our Pennsylvania market also includes a portion of Route 60, a recently completed toll road, which serves as an expressway to the Pittsburgh International Airport.

NEW YORK MARKET

    Our New York market is composed of the New York 3 RSA. We initiated cellular operations in the New York market in October 1996. Our New York market is located in the western part of New York and includes six counties. The system borders Buffalo and Rochester to the north, Erie, Pennsylvania to the west and Binghamton/Elmira to the east. Interstates 90 and 390 and Route 17 run through the New York 3 market. Interstate 90 (the New York Thruway) connects Buffalo, Rochester and Erie. Interstate 390 connects Rochester, Corning, Binghamton and Elmira. Route 17 connects Interstate 390 west to Interstate 90 in Erie.

PRODUCTS AND SERVICES

    We provide a variety of cellular services and products designed to address a range of consumer, business and personal security needs. In addition to mobile voice transmission, we offer ancillary services such as call forwarding, call-waiting, three-party conference calling, voice message storage and retrieval and no-answer transfer. The nature of the services we offer varies depending upon the market area. We also sell cellular equipment at discount prices and use free phone promotions to encourage use of our mobile services.

    We offer cellular service for a fixed monthly access fee, accompanied by varying allotments of unbilled or included minutes, plus additional variable charges per minute of use and for custom calling features. We offer longer-term pricing programs under single year and, to a lesser extent, multi-year service contracts. Unlike some of our competitors, we design rate plans on a market-by-market basis. Our local general managers generally have the authority to initiate and modify rate plans, depending upon the market and competitive conditions. Generally, these rate plans include a high-volume user plan, medium-volume user plan, basic plan and an economy plan.

CUSTOMER SERVICE

    Customer service remains an essential element of our marketing and operating philosophies. We are committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of our cellular service areas, we maintain installation and repair facilities and a local staff, including a market manager, customer service representatives and technical and sales representatives. In each of our cellular service areas, we handle our own customer-related functions, such as customer activations, account adjustments and rate plan changes. We believe our local offices and installation and repair facilities enhance our knowledge of local markets and enable us to serve customers better, schedule installations and make repairs. Through the use of sophisticated, centralized monitoring equipment, we are able to centrally monitor the technical performance of our cellular service areas.

    In addition, our customers are able to report cellular telephone service or account problems 24-hours a day to a call service center on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our competitors.

SALES, MARKETING AND DISTRIBUTION

    We continue to focus our marketing program on attracting subscribers who we believe are likely to generate high monthly revenue and low churn rates. We conduct extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and the advantage of our cellular service. We have established marketing alliances with neighboring cellular systems to create larger home rate areas in order to increase roaming revenues and to attract new subscribers. We market our service offerings primarily through our direct sales force and retail stores we own. We also use a network of dealers and other agents, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team evaluates other, less traditional, methods of distributing our services and products, such as targeted telemarketing and direct mail programs.

    We market our cellular products and services under the brand name CELLULAR ONE-Registered Trademark-, one of the most recognized brand names in the cellular industry, in all of our regions. The national advertising campaign conducted by the Cellular One Group enhances our advertising exposure at a fraction of the cost of what we could achieve alone.

    We train and compensate our sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. We believe that our direct sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than are independent agents. In addition, we motivate our direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. As a result, our use of a direct sales force keeps marketing costs low both directly, because commissions are lower, and indirectly, because subscriber retention is higher than when independent agents are used.

    Our after-sale telemarketing program conducted by our sales force and customer service personnel helps to reduce customer churn rate. This program enhances customer loyalty and allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

    As of December 31, 1999, we had approximately 57 retail stores and outlets. The retail stores range in size from 1,500 square feet to 5,000 square feet, and each retail store is fully equipped to handle customer service and telephone maintenance and installation. Some of these stores are also authorized warranty repair centers. Our stores provide subscriber-friendly retail environments, including extended hours, a large selection, an expert sales staff and convenient locations which make the sales process quick and easy for the subscriber.

ROAMING

    We believe that regional roaming is an important service component for many of our subscribers. We believe that roaming will continue to be a substantial source of our revenue due, in part, to the fact that our cellular systems are located in rural and suburban areas with a high concentration of commuting customers and expressway corridors that tend to result in a significant amount of roaming activity. We have entered into roaming agreements with operators of cellular systems in adjoining MSAs and RSAs and others which provide for roaming rates that allow customers to roam at competitive prices which, in certain instances, are comparable to home area rates, which also increases usage on all wireless systems, including our systems. Sygnet's principal roaming partners are AT&T Wireless, AirTouch and SBC Communications. We also have agreements with PCS providers, including AT&T Wireless and Sprint, to allow their PCS providers' customers with dual mode phones to roam in certain of our markets.

    We have agreements with the North America Cellular Network ("NACN"), which is the largest wireless telephone network system in the world linking cellular operators throughout the United States and Canada. NACN connects key areas across North America so that our customers can use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, special services such as call forwarding and call waiting automatically follow subscribers as they travel.

SYSTEM DEVELOPMENT AND TECHNOLOGY

    SYSTEM DEVELOPMENT. We develop or build out our cellular service areas in response to projected subscriber demand and competitive factors by adding channels to existing cell sites and by building new cell sites to increase capacity with an emphasis on improving coverage for hand-held phones in high-traffic areas. We develop projected subscriber service demand for each cellular market area on a cell-by-cell basis.

    We expect our cell site expansion to enable us to continue to add and retain subscribers, enhance subscriber use of the systems, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall efficiency of our cellular systems. We believe that the increased cellular coverage will have a positive impact on our market penetration and subscriber usage.

    DIGITAL TECHNOLOGY. We use one basic protocol in our digital networks. This digital technology or protocol is Time Division Multiple Access, known as TDMA, which divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice channels, short messaging services, message waiting indicator, increased battery life and caller ID services.

    We have completed the upgrade of our systems to digital technology and now offer digital voice and digital feature services to 100% of our covered population. We match the digital protocols of our markets to those used by our roaming partners in adjoining markets in order to increase revenue opportunities.

    BILLING SYSTEM. H.O. Systems, Inc. recently began providing the billing function for all of our cellular operations. Proprietary software furnished by H.O. Systems serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house.
H.O. Systems prints and processes all of our customer invoices. H.O. Systems' software was in place and functioning throughout all of our markets by the end of 1999. We use software that compliments this billing system, allowing the use of credit, collection and switch interfaces.

SERVICE MARKS

    Through Sygnet, we are currently licensed to use the CELLULAR
ONE-Registered Trademark- service mark for our cellular telephone operations in our Youngstown, Erie, New York and Pennsylvania markets. CELLULAR
ONE-Registered Trademark- is a registered service mark owned by Cellular One Group, a Delaware general partnership of

Cellular One Marketing, Inc., a subsidiary of SBC Communications, together with Cellular One Development, Inc., a subsidiary of AT&T Wireless, and Vanguard. We use the CELLULAR ONE-Registered Trademark- service mark to identify and promote our cellular telephone service pursuant to licensing agreements with Cellular One Group. Licensing and advertising fees are determined based upon the population of the licensed areas. Under these licensing agreements, we must provide high-quality cellular telephone service to its customers and maintain a certain minimum overall customer satisfaction rating in surveys commissioned by Cellular One Group. Our licensing agreements are for five-year terms that expire beginning in 2001. Sygnet may renew these agreements, subject to satisfaction of certain operating standards, for two additional five-year terms.

COMPETITIVE STRENGTHS/COMPETITION

    We believe that our competitive strengths are:

    - ESTABLISHED OPERATING HISTORY IN RURAL AND SUBURBAN MARKETS. Our parent, Dobson Communications, began providing cellular telephone service in 1990 and since then has rapidly expanded their cellular operations to include systems in several rural and suburban markets. Dobson Communications acquired us in 1998 and successfully integrated us with their operations during 1999. We believe that during this time we have gained substantial experience as an operator of cellular systems in rural and suburban markets.

    - STRATEGIC RELATIONSHIP WITH AT&T WIRELESS. We have a strategic relationship with AT&T Wireless. Through this relationship, we have roaming agreements that enable our customers to use AT&T Wireless' systems, and AT&T Wireless' customers to use our systems, each at favorable rates. AT&T Wireless customers accounted for approximately 52% of our roaming revenues, or approximately 16% of our total revenues, for the year ended December 31, 1999.

    - EXPERIENCED MANAGEMENT TEAM. We have an experienced management team. Both Everett R. Dobson, our Chairman of the Board and Chief Executive Officer, and G. Edward Evans, our President, have substantial experience in the wireless communications industry and both are actively involved in the Cellular Telecommunications Industry Association, the leading cellular industry association.

    - ABILITY TO OFFER A VARIETY OF DIGITAL SERVICES, INCLUDING DIGITAL VOICE AND DIGITAL FEATURE SERVICES TO 100% OF OUR COVERED POPULATION. We have upgraded our cellular network to offer digital voice and digital feature services to 100% of our covered population, which both enhances our attractiveness as a roaming partner to personal communications service and other cellular providers and provides increased services to our current subscribers, including digital voice services.

    We compete with various companies in each of our markets. Overall, we compete against the following four distinct cellular system operators:

MARKETS                                               CELLULAR COMPETITORS
-------                                             ------------------------
Erie..............................................  GTE
New York..........................................  Frontier
Pennsylvania......................................  ALLTEL and Bell Atlantic
Youngstown........................................  ALLTEL

    The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors are expected to market other services, such as long distance, landline local exchange and internet access service, with their cellular telecommunication service offerings.

    We compete primarily against one other facilities-based cellular carrier in each of our cellular markets. We also compete with personal communications service and enhanced specialized mobile radio providers. We compete for customers based principally upon price, the services and enhancements offered, the quality of our cellular system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced cellular operators that may be able to offer consumers certain network advantages.

    AT&T Wireless, Nextel Communications and Sprint PCS operate substantially nationwide networks, and Bell Atlantic Mobile Systems, VoiceStream Wireless Corporation and Vodafone AirTouch, among others, through joint ventures and affiliation arrangements, could operate a substantially nationwide wireless system. If any of our roaming partners, including AT&T Wireless, were to acquire a personal communications service license for any of our markets, they could build out personal communications service networks in our markets to provide their customers with wireless service which would reduce our roaming revenues. Any increased competition from personal communications service providers in rural markets covered by our systems could also have the effect of further reducing the roaming rates we could charge. Although AT&T Wireless has agreed not to build out personal communications service networks in any of the markets currently served by American Cellular for five years after the consummation of the American Cellular acquisition, AT&T Wireless is not contractually restricted from building out a competing personal communications service network in our markets.

    We also face, to a lesser extent, competition from mobile satellite service providers, as well as from resellers of these services and cellular service. In the future, we may also compete more directly with traditional landline telephone service providers. Recently, the FCC created potential sources of new competition by auctioning additional personal communications service licenses, as well as licenses for wireless communications services, local multipoint distribution service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the general wireless communications services, the 24 GHz and 39 GHz Services, has allocated spectrum in the 700 MHz band for auction in May 2000 that may be licensed for mobile use, and has stated its intent to reauction in July 2000 personal communication service licenses that have been the subject of bankruptcy proceedings and/or otherwise returned to the FCC. The FCC has also recently announced its intent to allocate approximately 200 MHz of additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, future competition from these operators could be intense.

REGULATION

    OVERVIEW. The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. Many aspects of such regulation have been impacted by the enactment of the Telecommunications Act and have been the subject of administrative rulemakings that are significant to our operations. The following is a summary of the federal laws and regulations that materially affect our cellular operations and a description of certain applicable state laws. This section does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the cellular communications industry.

    FEDERAL REGULATION. The licensing, construction, modification, operation, ownership and acquisition of cellular telephone systems are subject to regulations and policies of the FCC under the Communications

Act of 1934, as amended. The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate cellular communications systems, applications to transfer control of or assign cellular licenses, and technical and operational standards for the operation of cellular systems (such as maximum power and antenna height).

    The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks and designated as wireline and non-wireline. Apart from the different frequency blocks, there is no technical difference between wireline and non-wireline cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly with the boundaries of the FCC designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee's MSA or RSA for a period of five years after grant of the licensee's initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA, of at least 50 square miles, in areas outside the licensee's then designated cellular geographic service area. The five year build-out period has expired for most licensees and the FCC has granted several "unserved area" applications filed by parties other than the original MSA or RSA licensee. No entity may, directly or indirectly, own a controlling interest in, or otherwise have the ability to control, both systems. The FCC may prohibit or impose conditions on transfers of licenses. In addition, under FCC rules, no person or entity may have an attributable interest, as defined in FCC rules, in a total of more than 45 MHz of licensed broadband personal communications service, cellular and enhanced specialized mobile radio spectrum, regulated as commercial mobile radio services with significant overlap in any geographic area except in RSAs, where a total of 55MHz is lawful. This so-called "spectrum cap" rule could have an impact on our ability to acquire other cellular systems, and it also could limit the universe of potential buyers of any of our systems should we wish to sell.

    The FCC recently amended the spectrum cap ownership attribution rules to allow for somewhat more ownership overlap. Significant overlap will occur when at least 10% of the 1990 census population of the licensed service area is within the cellular geographic service area, as defined below, and/or the personal communications service area or enhanced specialized mobile radio service area. Ownership limits on overlapping cellular licensees were recently amended so that a party with a controlling interest or otherwise attributable interest in a cellular licensee may have a direct or indirect ownership interest of up to 5% in another cellular licensee in overlapping cellular geographic service areas, and a party may have a direct or indirect ownership interest of up to 20% in both cellular licensees in overlapping cellular geographic service areas so long as neither interest is a controlling interest. This change in the ownership attribution rules affords greater opportunities for non-controlling investment in cellular systems and could facilitate our ability to attract capital or to make investments in other cellular operators.

    Cellular service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. We are obligated to pay annual regulatory fees and assessments to support the FCC's regulation of its cellular operations, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These regulatory payment obligations will increase our costs of doing business.

    The Communications Act requires prior FCC approval for substantive, non proforma transfers or assignments to or from us of a controlling interest in any license or construction permit, or any rights thereunder. Although we cannot assure you that the FCC will approve or timely act upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

    The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and currently also applies such cellular resale requirements to A and B Block (and A/B Block controlled) broadband personal communications service and enhanced specialized mobile radio licensees. These cellular, personal communications service and enhanced specialized mobile radio providers may not restrict any customer's resale of their services or unreasonably discriminate against resellers of their services. All resale obligations for cellular, broadband personal communications service and enhanced specialized mobile radio operators are currently scheduled to terminate on November 24, 2002. Moreover, federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, personal communications services and enhanced specialized mobile radio services. Under this regulatory structure, all of our cellular licenses are classified as commercial mobile radio services. As a commercial mobile radio services provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular services from some typical common carrier regulations, such as tariff filings, thereby allowing us to respond more quickly to our competition in the marketplace.

    The FCC has also adopted requirements for cellular and other commercial mobile radio services providers to implement basic and enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services are scheduled to occur in several stages, with the final stage beginning as early as March 2001 and the FCC recently amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer enhanced 911 services. Federal legislation recently signed into law may limit our liability relative to incompleted 911 calls to a degree commensurate with wireline carriers in our markets. Federal law also requires cellular and personal communications service carriers to provide law enforcement agencies with capacity to support lawful wiretaps by March 12, 2001 and technical capabilities for wiretaps beginning June 30, 2000 and to comply with wiretap-related record-keeping and personnel-related obligations. Some of the FCC's and FBI's rules implementing the wiretap requirements are currently being reviewed by federal courts. These wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system changes.

    In addition, the FCC regulates the ancillary service offerings that cellular and personal communications service licensees can provide and permits cellular, broadband personal communications service, paging and enhanced specialized mobile radio licensees to offer fixed services on a co-primary basis along with mobile services. This rule change may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband personal communications service and enhanced specialized mobile radio licensees, although the extent of lawful state regulation of such "wireless local loop" service is undetermined. In this regard, the FCC has also adopted telephone number portability rules for local exchange carriers, as well as cellular, personal communications service and enhanced specialized mobile radio licensees, that could facilitate the development of local exchange competition, including wireless local loop service. The new number portability rules generally require cellular, personal communications service and enhanced specialized mobile radio licensees to have the capability to deliver calls from their systems to ported numbers effective December 31, 1998 and offer number portability and roaming to ported numbers by November 24, 2002 but this schedule may be expedited if deemed necessary by the FCC to promote number conservation. These requirements may result in added capital expenditures for us to make necessary system changes, although we currently have no plans for any such expenditures.

    The FCC has also adopted rules to govern customer billing by commercial mobile radio service providers and is considering whether to extend billing rules currently applicable to landline carriers to commercial mobile radio services carriers. Adoption of some of the FCC's proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services. Finally, the FCC has initiated a rulemaking proceeding to help facilitate the offering of so-called "calling party pays" services whereby the party placing the call to a wireless customer pays the wireless airtime charges. Adoption of a calling party pays system may result in increased usage of wireless systems, thereby generating increased revenues and creating more competition between commercial mobile radio services and traditional landline carriers.

    The FCC generally grants cellular and personal communications service licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular license without entertaining competing applications. To receive a renewal expectancy, we must show that we have provided "substantial" service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines "substantial" service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten year term. The balance of our existing licenses begin to expire in October 2000.

    A personal communications service system operates under a protected geographic service area license granted by the FCC for either a major trading area or a basic trading area on one of six frequency blocks allocated for broadband service. The FCC has divided the United States and its possessions and territories into personal communications service markets based upon Rand McNally's 493 basic trading areas, all of which are included in the 51 major trading areas. The FCC has allocated 120 MHz of radio spectrum in the 2 GHz band for licensed broadband PCS services. The FCC divided the 120 MHz of spectrum into six individual blocks, two 30 MHz blocks (A and B Blocks) licensed for each of the 51 major trading areas, one 30 MHz block (C Block) licensed for each of the 493 basic trading areas, and three 10 MHz blocks (D, E and F Blocks) licensed for each of the 493 basic trading areas, a total of more than 2,000 licenses.

    The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite "character" qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities, and no judicial or administrative proceedings, involving either us or the licensees in which we hold a controlling interest, that would warrant such a finding by the FCC.

    If foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country own of record or vote greater than 25 percent of our equity and the FCC determines that the public interest would be so served, it may revoke our cellular licenses or require an ownership restructuring. The FCC will generally permit additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called "equivalent competitive opportunities" to U.S.

entities. If these opportunities do not exist, it is unlikely that the FCC will permit investment beyond the 25 percent benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign national owns any of our capital stock.

    The Telecommunications Act, which made significant changes to the Communications Act and terminated the antitrust consent decree applicable to the regional Bell operating companies, affects the telecommunications industry. This legislation, among other things, affects competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services.

    The Telecommunications Act requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that will, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and commercial mobile radio service providers such as us, the FCC concluded that local exchange carriers are required to compensate commercial mobile radio service providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. Consistent with this ruling, the FCC has determined that local exchange carriers may not charge a commercial mobile radio service provider or other carrier for terminating local exchange carrier-originated traffic and that local exchange carriers may not charge commercial mobile radio service providers for number activation and use fees. Depending on further FCC disposition of these issues, we may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of local exchange carrier-originated local traffic. If the FCC ultimately resolves these issues in favor of commercial mobile radio service providers, then we will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the local exchange carriers, we likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withhold amounts. These requirements could in the future have a material effect on us.

    The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular carriers, to "make an equitable and non-discriminatory contribution" to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. The United States Court of Appeals for the Fifth Circuit recently reversed many of the FCC's rules regarding carriers' contribution obligations, and the FCC has recently adopted rules implementing the court's decision. While it generally appears that our contributions to federal universal service programs may decrease, our contributions to state universal service programs may be subject to increases and, moreover, the FCC's decision implementing the court's decision is subject to further administrative and possibly judicial proceedings. Thus, the impact of the court's decision is uncertain. We may also seek to qualify for payments from these programs in high cost areas where we provide wireless services, although we are not certain that such payments will be available to cellular carriers. If such payments are made available to us, they would be an additional source of revenue to us that could be used to subsidize service we provide in these high cost areas.

    The Telecommunications Act also eases the restrictions on the provision of interexchange telephone services by wireless carriers affiliated with regional Bell operating companies. Regional Bell operating company-affiliated wireless carriers have interpreted the legislation to permit immediate provision of in region long distance call delivery for their cellular customers, thus presenting an additional source of competition to us.

    Additionally, the Telecommunications Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. We currently provide "dial around" equal access to all of our customers.

    The Telecommunications Act also imposes restrictions on a telecommunications carrier's use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions are being revised but have the potential to impose upon us new costly obligations and impose burdens on our current marketing activities. The FCC's rules implementing the Telecommunications Act's customer proprietary network information provisions were recently vacated by the United States Court of Appeals for the Tenth Circuit on First Amendment grounds. The extent to which the FCC will need to modify its rules to address the court's concerns is uncertain, but imposition of rules similar to those vacated by the court would impose additional costs on us and inhibit our marketing efforts.

    The Telecommunications Act also requires telecommunications carriers to make their services accessible to persons with disabilities and the FCC's rules implementing these requirements are effective. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily available, and to comply with complaint/grievance procedures for violations of these provisions. These rules are still new and are subject to interpretation through the complaint process. While much of the focus of these rules is on the manufacture of equipment, carriers such as us could, if found to have violated the rules, be subject to fines and/or the imposition of costly new requirements.

    In addition, the FCC is currently considering rules to promote the conservation of numbering resources. These efforts may affect wireless service providers by imposing additional costs or limiting access to numbering resources. The FCC has also authorized a number of states, including California, Ohio and Texas to initiate limited numbering administration measures while the FCC's consideration of federal rules remains pending, and other states have requested similar authority. The impact of the federal rules on wireless carriers, and whether states will continue to have numbering administration authority, is uncertain. If more states are given authority over numbering administration, differing number conservation regimes may be adopted in different states. In such a case, we likely would incur additional costs in order to keep abreast of each such regime.

    The FCC has determined that interexchange (long distance) service offerings of commercial mobile radio service providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance commercial mobile radio service rates between high cost and urban costs. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that commercial mobile radio service carriers integrate their rates among commercial mobile radio service affiliates. Other aspects of the FCC's rules are currently under review before the United States Court of Appeals for the District of Columbia. There is a pending proceeding in which the FCC will determine how integration requirements apply to commercial mobile radio service offerings, including single rate plans. While this proceeding is pending, commercial mobile radio service providers are subject to long distance rate integration only where they separately state a long distance toll charge and bill to customers, and the FCC is not enforcing the requirement for wide-area plans. To the extent that we offer services subject to these requirements our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various commercial mobile radio service affiliates.

    The overall impact of the Telecommunications Act on our business is unclear and will likely remain so for the foreseeable future. For example, limitations on local zoning requirements imposed by the Telecommunications Act may facilitate the construction of new cell sites and related facilities. However, these restrictions on zoning authority may provide only limited assistance to cellular carriers. On the other hand, other provisions of the new statute relating to interconnection, telephone number portability, universal service, equal access, use of customer proprietary network information and resale could subject us to additional costs and increased competition.

STATE, LOCAL AND OTHER REGULATION

    The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any commercial mobile radio services or any private mobile service provider, which includes cellular telephone service providers. The FCC has denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints.

    The location and construction of our cellular transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC's environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase the service provided to our customers might be reduced.

    We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

FUTURE REGULATION

    From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot assure you that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities, that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.

EMPLOYEES AND AGENTS

    As of December 31, 1999, we had approximately 480 employees and had agreements with more than 162 independent sales agents. None of our employees are represented by a labor organization, and we consider our employee relations to be good.

ITEM 2. PROPERTIES

    Our headquarters are in Oklahoma City, Oklahoma. Sygnet owns office buildings in Youngstown and Warren, Ohio and land for a proposed office site in Boardman, Ohio. As of December 31, 1999, our cellular operations leased approximately 57 retail stores and approximately 5 administrative offices, at aggregate annual rentals of approximately $1.1 million. We will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. We do not expect to encounter any material difficulties in meeting our future needs for any leased space. We collectively owned and leased approximately 195 cell sites as of December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

    We are not currently involved in any pending legal proceedings that individually or in the aggregate are material. We are a party to routine filings and customary regulatory proceedings with the FCC and state public utility commissions relating to its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information omitted in accordance with General Instruction I(2)(c).

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for our common stock. As of March 10, 2000, our parent, Dobson Communications Corporation was the only holder of record for our Class A common stock.

ITEM 6. SELECTED FINANCIAL DATA OF DOBSON/SYGNET

    Our historical consolidated financial data as of and for the year ended December 31, 1999 and the period from inception (July 23, 1998) through December 31, 1998 (including the acquisition of Sygnet on December 23, 1998) have been derived from our audited consolidated financial statements. You should read the information as set forth below in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

                                                                                     PERIOD FROM
                                                                 YEAR ENDED         INCEPTION TO
                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
                                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Revenue:
    Service revenue.........................................      $ 75,817            $  1,563
    Roaming revenue.........................................        36,889                 664
    Equipment sales.........................................         6,407                 191
                                                                  --------            --------
    Total revenue...........................................       119,113               2,418
                                                                  --------            --------
  Costs and expenses:
    Cost of service.........................................         8,540                 160
    Cost of equipment.......................................        13,566                 369
    Marketing and selling...................................        22,015                 613
    General and administrative..............................        20,040                 464
    Depreciation and amortization...........................        67,516               1,662
                                                                  --------            --------
    Total expenses..........................................       131,677               3,268
                                                                  --------            --------
  Operating loss............................................       (12,564)               (850)
    Interest expense........................................       (65,360)               (886)
    Other income, net.......................................         4,178                  20
                                                                  --------            --------
    Loss before income taxes and extraordinary item.........       (73,746)             (1,716)
    Income tax benefit......................................        28,023                 652
                                                                  --------            --------
    Net loss................................................      $(45,723)           $ (1,064)
OTHER FINANCIAL DATA:
  Capital expenditures, excluding cost of acquisitions......      $ 20,592                  --
OTHER DATA:
  Ending cellular subscribers (at period end)...............       223,800             178,800
  Cellular penetration (at period end)......................           9.5%                7.5%
  Cellular churn............................................           1.5%                N/A
  Average monthly revenue per cellular subscriber...........      $     32                 N/A
  Cellular cell sites (at period end).......................           195                 183

                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Property and equipment, net...............................      $ 57,389            $ 46,994
  Total assets..............................................       877,321             956,738
  Total long term debt, net of current portion..............       586,875             607,000
  Stockholder's equity......................................      $ 98,214            $143,936

SELECTED FINANCIAL DATA OF SYGNET (THE PREDECESSOR COMPANY)

    The following table sets forth certain historical consolidated financial data for Sygnet with respect to each of the three years in the period ended December 31, 1997 and for the period from January 1, 1998 through December 23, 1998. The selected historical consolidated financial data for the years ended December 31, 1995, 1996 and 1997 and for the period from January 1, 1998 through December 23, 1998 were derived from Sygnet's audited consolidated financial statements. You should read the information as set forth below in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and our audited consildiated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

                                                         PERIOD FROM
                                                       JANUARY 1, 1998
                                                           THROUGH        YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        DECEMBER 23,     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1998             1997           1996           1995
                                                       ---------------   ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SUBSCRIBER DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue:
    Subscriber revenue...............................     $ 64,786         $ 55,154       $ 31,785       $ 17,191
    Roamer revenue...................................       28,035           23,377          8,737          4,176
    Equipment sales..................................        7,447            6,003          4,024          3,210
                                                          --------         --------       --------       --------
  Total revenue......................................      100,268           84,534         44,546         24,577
  Costs and expenses:
    Cost of services.................................        9,433            8,948          5,258          3,366
    Cost of equipment sales..........................       10,444            9,663          5,816          4,164
    General and administrative.......................       19,796           16,976          9,852          5,564
    Selling and marketing............................       12,327           10,841          6,080          3,082
    Merger related costs.............................        1,884               --             --             --
    Depreciation and amortization....................       27,498           28,719         10,039          3,487
                                                          --------         --------       --------       --------
    Total costs and expenses.........................       81,382           75,147         37,045         19,663
                                                          --------         --------       --------       --------
  Operating income...................................       18,886            9,387          7,501          4,914
    Interest expense.................................      (27,895)         (29,902)       (11,174)        (2,660)
    Merger related costs.............................       (5,206)              --             --             --
    Other expense, net...............................         (319)            (101)          (195)          (304)
                                                          --------         --------       --------       --------
    Income (loss) before extraordinary item..........      (14,534)         (20,616)        (3,868)         1,950
    Extraordinary loss on extinguishment of debt.....           --               --         (1,420)            --
                                                          --------         --------       --------       --------
    Net income (loss)................................     $(14,534)        $(20,616)      $ (5,288)      $  1,950
                                                          --------         --------       --------       --------
    Dividends and accretion on preferred stock.......           --           (2,122)          (718)            --
                                                          --------         --------       --------       --------
    Net income (loss) applicable to common
      stockholders...................................     $(14,534)        $(22,738)      $ (6,006)      $  1,950
                                                          --------         --------       --------       --------
    Net income (loss) per share applicable to common
      stockholders:
      Before extraordinary item......................     $  (1.58)        $  (2.93)      $   (.74)
      Extraordinary item.............................           --               --           (.23)
                                                          --------         --------       --------
      Net income loss per share applicable to common
        stockholders.................................     $  (1.58)        $  (2.93)      $   (.97)
                                                          --------         --------       --------
OTHER FINANCIAL DATA:
  Capital expenditures, excluding cost of
    acquisitions.....................................     $ 13,654         $ 25,576       $ 10,050       $  9,056
OTHER DATA:
  Ending cellular subscribers (at period end)........          N/A          142,934        106,574         44,665
  Cellular penetration (at period end)...............          N/A              6.0%           4.5%           4.4%
  Cellular churn.....................................          1.4%             1.3%           1.3%           1.4%
  Average monthly revenue per cellular subscriber....     $     35         $     36       $     42       $     46
  Cellular sites (at period end).....................          183              163            114             41

                                                        DECEMBER 23,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1998            1997           1996           1995
                                                       --------------   ------------   ------------   ------------
Balance Sheet Data:
  Property and equipment, net........................     $ 51,035        $ 53,007       $ 43,959       $ 21,049
  Total assets.......................................      329,580         340,986        344,178         79,618
  Total debt.........................................      308,500         305,500        312,250         69,500
  Mandatory redeemable preferred stock...............           --              --         19,718             --
  Stockholders' equity (deficit).....................     $  4,684        $ 19,218       $ (1,982)      $  4,286

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We own and operate cellular telephone systems serving a large cluster of properties with a population of approximately 2.4 million and 223,800 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our cellular systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the historical financial condition and results of operations for us during 1999 and for Sygnet during 1998. You should read this section in conjunction with our consolidated financial statements, Sygnet's consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

REVENUE

    Our cellular revenues consist of service revenue, roaming revenue, equipment sales and other revenues. There has been an industry trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime and subscriptions and other charges. We believe that the impact of this trend will be mitigated by increases in the number of cellular telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the wireless telecommunications industry of declining average revenue per subscriber. We believe that this downward trend results primarily from the addition of new lower usage customers who utilize wireless services for personal convenience, security or as a backup to their traditional landline telephone as well as declining average revenues per minute.

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 31.0% of our cellular revenue during 1999 and 28.0% and 27.7% of Sygnet's revenue for the years ended December 31, 1998 and 1997, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues form our subscribers. We achieve these higher margins because we incur virtually no costs related to equipment, customer service or collections to earn roaming revenues.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield, which is our roaming service revenues, including airtime, toll charges and surcharges, divided by roaming minutes of use, was $.46 for the year ended 1999, while Sygnet's roaming yield was $.63 and $.64 per minute for the years ended December 31, 1998 and 1997, respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues increase due to growth in roaming minutes of use.

    We derive roaming revenues from charges to our subscribers when those subscribers roam into other wireless providers' markets. Our current accounting practice is to net those revenues against the associated expenses charged to us be third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers' calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third-party wireless providers. Recently, the industry has been moving to pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, we are currently assessing the need to report these revenues and expenses separately in our statement of operations. If we had reported these revenues and expenses seperately in our statement of operations for the years ended 1999 and 1998, revenues would have been $140.5 million and $122.4 million, respectively, while average monthly revenues per cellular subscriber, excluding roaming revenues, would have been $41 and $45, respectively. Information for 1997 was not available.

    Our overall cellular penetration rates increased in 1999 compared to Sygnet's in 1998 and 1997 due to the incremental penetration gains in our markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenues will continue to exceed the loss of revenues attributable to our cellular churns.

COSTS AND EXPENSES

    Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

    Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party cellular providers for providing service to our subscribers when our subscribers roam into their markets.

    Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other cellular providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of cellular subscribers.

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

    Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration.

    Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily cellular license acquisition costs and customer lists.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE PERIOD FROM JANUARY 1, 1998 TO
  DECEMBER 23, 1998

    For purposes of the following analysis of the results of operations, we have considered the period from January 1, 1998 to December 23, 1998 for our predecessor Sygnet as the year ended 1998. Activity from December 24, 1998 to December 31, 1998 is not material to the comparability of 1999 to 1998.

    OPERATING REVENUES. For the year ended December 31, 1999, total operating revenue increased $18.8 million, or 18.8%, to $119.1 million from $100.3 million for the comparable period in 1998. Our total service revenues, roaming revenues and equipment sales and other revenues represented 63.6%, 31.0% and 5.4%, respectively, of total operating revenue during the year ended December 31, 1999 and 64.6%, 28.0% and 7.4%, respectively, of total operating revenue during the year ended December 31, 1998.

    The following table sets forth the components of our revenue for the periods indicated:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Operating revenue:
  Service revenue.......................................  $ 75,817   $ 64,786
  Roaming revenue.......................................    36,889     28,035
  Equipment sales and other revenue.....................     6,407      7,447
                                                          --------   --------
    Total...............................................  $119,113   $100,268
                                                          ========   ========

    For the year ended December 31, 1999, service revenue increased
$11.0 million, or 17.0%, to $75.8 million from $64.8 million for the year ended December 31, 1998. This increase was attributable to increased penetration and usage in our markets. Our subscriber base increased 25.2% to 223,800 at December 31, 1999 from 178,800 at December 31, 1998. Our average monthly service revenue per subscriber decreased 8.6% to $32 for the year ended December 31, 1999 from $35 for the comparable period in 1998 due to the addition of new lower rate subscribers and competitive market pressures in all our markets.

    For the year ended December 31, 1999, roaming revenue increased
$8.9 million, or 31.6%, to $36.9 million from $28.0 million for the year ended December 31, 1998. This increase was primarily attributable to increased roaming minutes in our markets due to expanded coverage areas and increased usage in these markets.

    For the year ended December 31, 1999, equipment sales and other revenues decreased $1.0 million, or 14.0%, to $6.4 million from $7.4 million for the year ended December 31, 1998. Of this decrease, $1.3 million was attributable to a decrease in other revenue earned, which was offset by an increase of $0.3 million in equipment sales due to increased sales of equipment as a result of growth in subscribers.

    COST OF SERVICE. For the year ended December 31, 1999, the total cost of service decreased $0.9 million, or 9.5%, to $8.5 million from $9.4 million for the comparable period in 1998. In addition, as a percentage of service and roaming revenue, our cost of cellular service decreased to 7.6% for the year ended December 31, 1999 from 10.2% for the year ended December 31, 1998. These decreases were primarily attributable to a reduction in rates charged by third-party cellular providers for providing services to our subscribers.

    COST OF EQUIPMENT. For the year ended December 31, 1999, our cost of equipment increased $3.2 million, or 29.9%, to $13.6 million during 1999 from $10.4 million in 1998, primarily as a result of increases in the volume of equipment we sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. For the year ended December 31, 1999, our marketing and selling costs increased $9.7 million, or 78.6%, to $22.0 million from $12.3 million for the year ended December 31, 1998. As a percentage of total operating revenue, marketing and selling costs increased to 18.5% for the year ended December 31, 1999 from 12.3% for the year ended December 31, 1998. These increases were the result of efforts focused to increase gross additions during the year. We added 81,100 gross subscribers during the year ended December 31, 1999 compared to 62,800 gross subscribers during the year ended December 31, 1998.

    GENERAL AND ADMINISTRATIVE COSTS. For the year ended December 31, 1999, our general and administrative costs increased $0.2 million, or 1.2%, to $20.0 million from $19.8 million for the year ended December 31, 1998. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth. Our overall monthly general and administrative costs per average subscriber decreased 27.3% to $8 for 1999 compared to $11 for 1998. This decrease in general and administrative costs per subscriber was primarily from efficiencies gained from our integration with our parent, Dobson Communications.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1999, our depreciation and amortization expense increased $40.0 million, or 145.5% to $67.5 million from $27.5 million for 1998. This increase was from the increase in our depreciable assets and intangibles acquired during the Sygnet acquisition.

    INTEREST EXPENSE. For the year ended December 31, 1999, our interest expense increased $37.5 million, or 134.3%, to $65.4 million from $27.9 million for the year ended December 31, 1998. The increase resulted primarily from our increased borrowings during December of 1998 to finance the Sygnet acquisition.

    NET LOSS. For the year ended December 31, 1999, our net loss was $45.7 million. Our net loss increased $31.2 million, or 214.6%, from $14.5 million in the year ended December 31, 1998. The increase in our net loss was primarily attributable to increased depreciation and amortization expense and interest expense resulting from our acquisition of Sygnet at the end of 1998.

RESULTS OF OPERATIONS FOR SYGNET (PREDECESSOR COMPANY)

PERIOD FROM JANUARY 1, 1998 TO DECEMBER 23, 1998 COMPARED TO YEAR ENDED
  DECEMBER 31, 1997

    For purposes of the following analysis of the results of operations, we have considered the period from January 1, 1998 to December 23, 1998 as the year ended 1998. Activity from December 24, 1998 to December 31, 1998 is not material to the comparability of 1998 to 1997.

    OPERATING REVENUE. For 1998, Sygnet's total revenue increased 18.6% to $100.3 million, from $84.5 million in 1997. The growth in revenue resulted from of continued growth of the subscriber base and increased roaming revenue generated by additional usage. Sygnet's total subscriber revenues, roamer revenues and equipment sales and other revenues represent 64.6%, 28.0% and 7.4%, respectively, of total operating revenue during 1998, and 65.2%, 27.7% and 7.1%, respectively, of total operating revenue during the year ended December 31, 1997.

    The following table sets forth the components of Sygnet's revenue for the periods indicated:

                                                      PERIOD FROM
                                                    JANUARY 1, 1998    YEAR ENDED
                                                    TO DECEMBER 23,   DECEMBER 31,
                                                         1998             1997
                                                    ---------------   ------------
                                                           ($ IN THOUSANDS)
Operating revenue:
  Subscriber revenue..............................     $ 64,786          $55,154
  Roamer revenue..................................       28,035           23,377
  Equipment sales and other revenue...............        7,447            6,003
                                                       --------          -------
    Total.........................................     $100,268          $84,534
                                                       ========          =======

    Subscriber revenue grew 17.6% to $64.8 million for 1998 from $55.2 million in 1997 mainly as a result of continued subscriber growth, despite a decline in average revenue per subscriber. Sygnet's number of subscribers increased by 26.1% to 178,800 at December 31, 1998 from 143,000 at December 31, 1997 due to internal growth. On a per subscriber basis, average monthly subscriber revenue per subscriber declined by 7.1% to $34.97 for 1998 from $37.63 during 1997. This was due to competitive market pressures, continuing promotional activity and the changing mix of subscribers reflecting increasing levels of subscribers who purchase less expensive rate plans that include packaged minutes of use.

    Roaming revenue grew 19.9% to $28.0 million during 1998 compared to $23.4 million in 1997. This increase was mainly a result of increased roaming traffic throughout all of Sygnet's systems which more than offset the decline in roaming revenue per minute of use. Roaming minutes of use increased by 24.8% to $45.7 million for 1998 from $36.6 million for the comparable period in 1997. Roaming revenue per minute, including toll, for 1998 decreased to $0.63 from $0.64 for the comparable period in 1997. The decrease resulted primarily from reductions in rates with other roaming partners.

    Equipment sales revenue increased 34.0% to $5.8 million for 1998 from $4.3 million in the comparable period in 1997. This increase resulted mainly from an increased number of telephones and accessories sold to new customers as well as from additional sales of equipment to existing customers for retention purposes for which credits are given on the sales price and reflected in general and administrative costs. The increase in the number of phones that we sold to agents also contributed to the increase.

    COST OF SERVICES. Cost of services increased 5.4% to $9.4 million for 1998 from $8.9 million for 1997. This increase resulted mainly from an increase in home subscriber net roaming costs as well as increased billing and call delivery expenses associated with the growth in the subscriber base. Lower costs to Sygnet for long distance charges and the elimination of costs associated with a terminated switching agreement partially affect this increase. As a percentage of total revenue, cost of services was 9.4% for 1998 compared to 10.6% for the same period in 1997.

    COST OF EQUIPMENT SALES.  Cost of equipment sales increased 8.1% to
$10.4 million for 1998 from $9.7 million in 1997. This increase resulted mainly from an increased number of telephones and accessories we have sold to existing subscribers, as well as the number of phones we have sold to agents.

    GENERAL AND ADMINISTRATIVE COSTS. General and administrative costs increased 16.6% to $19.8 million for 1998 from $17.0 million in 1997. This increase resulted mainly from the growth in the subscriber base which caused an increase in compensation and increased customer retention costs due to competitive pressures. As a percentage of total revenues, general and administrative expense was 19.7% for 1998 compared to 20.1% in 1997.

    SELLING AND MARKETING COSTS. Selling and marketing costs increased 13.7% to $12.3 million for 1998 from $10.8 million in 1997. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensation and commission expenses as well as an increase in advertising and promotional expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased 4.3% to $27.5 million for 1998 from $28.7 million for the comparable period in 1997. The decrease resulted from the full depreciation of certain assets. For 1998, Sygnet incurred $13.7 million in capital expenditures, primarily for cell site and system enhancements.

    INTEREST EXPENSE. Interest expense decreased 6.7% to $27.9 million for 1998 from $29.9 million for the comparable period in 1997. This decrease resulted primarily from a lower level of borrowing due to the repayment of certain indebtedness with the proceeds from the sale of common stock.

    NET OPERATING LOSSES. At December 31, 1998, we had net operating loss carryforwards of approximately $45.0 million. Sygnet had not previously recognized deferred tax assets in excess of deferred tax liabilities. This was based primarily on the history of net losses experienced by Sygnet. Upon consummation of our acquisition of Sygnet, we have deferred tax liabilities in excess of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt securities.

    At December 31, 1999, we had working capital of $16.5 million (a ratio of current assets to current liabilities of 1.6:1) and an unrestricted cash balance of $2.3 million, which compares to working capital of

$37.9 million (a ratio of current assets to current liabilities of 2.9:1) and an unrestricted cash balance of $20.3 million at December 31, 1998.

    Our net cash used in operating activities totaled $3.3 million for 1999. This resulted primarily from our net loss and deferred income taxes for the period offset by depreciation and amortization.

    Our net cash used in investing activities totaled $24.9 million for the year ended December 31, 1999 related primarily to acquisitions and capital expenditures. Acquisitions and their related costs accounted for $5.1 million and capital expenditures were $20.6 million for 1999.

    Net cash provided by financing activities was $10.2 million for the year ended December 31, 1999. Financing activity sources for the year ended
December 31, 1999 consisted primarily of maturities of restricted investments of $20.5 million and proceeds from long-term debt of $22.0 million, which was partially offset by repayments of long-term debt totaling $31.0 million.

    Sygnet has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities and equity issuances have been used for additional support of capital expenditure programs and to fund acquisitions.

    Sygnet's net cash provided by operating activities was $10.8 million for the period from January 1, 1998 to December 23, 1998 compared to $9.4 million for the comparable period in 1997. The increase was primarily the result of the increase in operating income, offset somewhat by a decrease in net working capital.

    Sygnet's net cash used in investing activities was $13.2 million for the period from January 1, 1998 to December 23, 1998 compared to $25.8 million for the comparable period in 1997. In 1998, this activity reflects decreased levels of purchases of property and equipment primarily for system buildout in addition to proceeds of $300,000 associated with the sale of an undeveloped patent to an officer/shareholder of Sygnet. In 1997, this activity reflects final payments made in connection with the Horizon Acquisition and the completion of the buildout of the system acquired in the Horizon Acquisition.

    Sygnet's net cash provided by financing activities was $3.0 million for the period from January 1, 1998 to December 23, 1998 compared to $15.0 million provided by financing activities for the comparable period in 1997 as the combination of reduced capital expenditures and increased cash flow from operating activities reduced the need for outside financing. In 1997, this activity included $43.6 million in net proceeds from the sale of Sygnet's common stock which were used primarily to redeem the remaining outstanding preferred stock and to reduce amounts outstanding under Sygnet's bank facility and fund capital expenditures.

    We expect our capital expenditures used to improve system quality and expand coverage to total approximately $30.0 million for 2000.

    Our bank facility originally totaled $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. During 1999, this maximum availability was reduced $8.0 million, from $430.0 million to $422.0 million as a result of a combination of a scheduled principal payment and a mandatory prepayment on the term loans as a result of proceeds from the sale of towers. As of December 31, 1999 we had $398.0 million outstanding under the facility at a weighted average interest rate of 9.8%. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and our operating subsidiary. The bank facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet its debt service obligations. As of December 31, 1999, we have maintained the required financial ratios. We cannot provide assurance that we will continue to maintain these required ratios and our ability to borrow under our bank facility will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under our bank facility will reduce until they terminate. The $200.0 million senior notes bear an interest rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

    In March 1999, we entered into an interest rate swap which has effectively fixed the interest on $110 million of the principal outstanding on our credit facility at approximately 5.48% plus a factor used on our leverage (approximately 8.76% at December 31, 1999). The term of the interest rate swap is 24 months.

    As part of our acquisition of Sygnet and its related financing, Sygnet sold to Dobson Tower Company, a wholly owned subsidiary of Dobson Communications Corporation, substantially all of the towers owned by Sygnet for $25.0 million. On October 15, 1999, Dobson Tower Company sold substantially all of the towers acquired during the Sygnet acquisition to American Tower Corporation for approximately $38.7 million. In connection with this sale, we have agreed to lease the towers back from American Tower Corporation for an initial term of ten years.

    Although we cannot provide you any assurance, we believe that, assuming successful implementation of our strategy, including the further development our cellular systems and significant and sustained growth in our cash flow, borrowings under our new bank facility and cash flow from operations, will be sufficient to satisfy our capital expenditure, working capital and debt service obligations for the next twelve months. However, we will need to refinance our new bank facility and the notes at their maturities. Our ability to do so will depend on, among other things, its financial condition at the time, the restrictions in the instruments governing its indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

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

    In April 1998, we established a multi-disciplined team to perform a year 2000 impact analysis. The team consists of representatives from each of our lines of business, as well as representatives from key corporate departments, and was headed by a full-time year 2000 compliance manager. The team created a year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process.

    We completed an inventory of our automated systems and services and identified significant risk areas by line of business, specific compliance requirements and costs and estimated completion dates for affected systems. The services we provide are based on the systems of regional Bell operating companies and other systems outside our control. We have had contact with all of the vendors of products and services that we believe are critical to our operations. Our vendors' representations pertaining to year 2000 compliance have come in writing directly to us, in contracts, and by accessing year 2000 information available at their web sites. While all of our vendors have provided some type of assurance that their products will be year 2000 compliant, not all have provided us expressly with a "year 2000 Compliance Statement" and/or a "year 2000 Warranty." Our focus with our vendors has been directed toward what assurances of year 2000 compliance they can provide in the form of documented year 2000 planning and testing and third party audits, whenever available.

    We do not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, we have historically relied on outsourcing relationships for most of our business and operational support applications. Those applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. As a result, the focus of our remediation efforts is not a large scale in-house effort, but rather an identification of third party systems and services that are not currently year 2000 compliant and oversight of third party compliance efforts.

    The results of the impact analysis revealed that for most of our information systems, services and telecommunications infrastructure, year 2000 compliant versions will be included as a part of existing maintenance and/or service agreements at no additional cost to us and were in place and tested by the second quarter of 1999. All critical systems relating to call delivery, billing, accounting, payroll and customer care were running on software that was designated by the vendor as being year 2000 compliant by the end of October 1999. We have replaced or upgraded all non-critical systems such as workstations to ensure compliance with year 2000. The costs of upgrading or replacing those systems that were not covered by existing service or maintenance agreements was approximately $0.25 million. Our estimated upgrade costs does not include the cost of upgrading and/or replacing those non-year 2000 compliant systems that were replaced or upgraded based on non-year 2000 related business reasons.

    Since January 1, 2000, we have tested our critical systems and those tests revealed no year 2000 problems. In addition, our operations to date have not experienced any year 2000-related problems. We will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems as various functions are utilized in the coming months. We will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners, customers and others with which we do business ot coordinate year 2000 compliance. We completed our year 2000 contingency and business continuity plans during the fourth quarter of 1999.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on our credit facility. Increases in interest expense related to the interest rate swap for the year ended December 31, 1999 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at December 31, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Consolidated Financial Statements:
DOBSON/SYGNET COMMUNICATIONS COMPANY
Report of independent public accountants....................     28
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     29
Consolidated Statement of Operations for the year ended
  December 31, 1999 and the period from inception (July 23,
  1998) through December 31, 1998...........................     30
Consolidated Statement of Stockholder's Equity for the year
  ended December 31, 1999 and the period from inception
  (July 23, 1998) through December 31, 1998.................     31
Consolidated Statement of Cash Flows for the year ended
  December 31, 1999 and the period from inception (July 23,
  1998) through December 31, 1998...........................     32
Notes to Consolidated Financial Statements..................     33

SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)
Report of independent auditors..............................     41
Consolidated Statement of Operations for the period January
  1, 1998 through December 23, 1998 and the year ended
  December 31, 1997.........................................     42
Consolidated Statement of Stockholder's Equity for the
  period January 1, 1998 through December 23, 1998 and the
  year ended December 31, 1997..............................     43
Consolidated Statement of Cash Flows for the period January
  1, 1998 through December 23, 1998 and the year ended
  December 31, 1997.........................................     44
Notes to Consolidated Financial Statements..................     45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Dobson/Sygnet Communications Company:

    We have audited the accompanying consolidated balance sheets of Dobson/Sygnet Communications Company (an Oklahoma corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity and cash flows for the year ended December 31, 1999 and for the period from inception (July 23, 1998) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dobson/Sygnet Communications Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period from inception through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
February 25, 2000

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  2,259,212   $ 20,262,977
Restricted cash and investments.............................    22,919,339     20,781,187
Accounts receivable, net allowance for doubtful accounts of
  $500,063 and $0 in 1999 and 1998, respectively............    15,671,828     13,125,357
Inventory...................................................     3,825,595      2,419,376
Prepaid expenses and other..................................       483,666      1,608,221
                                                              ------------   ------------
    Total current assets....................................    45,159,640     58,197,118
                                                              ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, net..........................    57,389,201     46,994,471
                                                              ------------   ------------
OTHER ASSETS:
Restricted investments......................................    26,426,470     45,505,000
Cellular license acquisition costs, net of accumulated
  amortization of $50,090,558 and $1,054,538 in 1999 and
  1998, respectively........................................   666,857,580    710,758,631
Deferred financing costs, net of accumulated amortization of
  $5,231,553 and $101,025 in 1999 and 1998, respectively....    45,526,469     49,346,454
Customer list, net of accumulated amortization of $9,434,076
  and $198,612 in 1999 and 1998, respectively...............    35,253,674     44,489,138
Other.......................................................       707,733      1,447,106
                                                              ------------   ------------
    Total other assets......................................   774,771,926    851,546,329
                                                              ------------   ------------
    Total assets............................................  $877,320,767   $956,737,918
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $  9,530,798   $  2,075,441
Accrued expenses............................................     4,708,873     15,799,582
Deferred revenue and customer deposits......................     3,334,015      2,437,021
Current portion of long-term debt...........................    11,125,000             --
                                                              ------------   ------------
    Total current liabilities...............................    28,698,686     20,312,044
                                                              ------------   ------------
OTHER LIABILITIES:
Payables due to affiliates..................................    11,178,994      3,990,363
Long-term debt, net of current portion......................   586,875,000    607,000,000
Deferred income taxes.......................................   152,354,284    181,499,173

STOCKHOLDER'S EQUITY:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding in 1999 and 1998,
  respectively..............................................           100            100
Additional paid-in capital..................................   145,000,000    145,000,000
Retained deficit............................................   (46,786,297)    (1,063,762)
                                                              ------------   ------------
    Total stockholder's equity..............................    98,213,803    143,936,338
                                                              ------------   ------------
    Total liabilities and stockholder's equity..............  $877,320,767   $956,737,918
                                                              ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD FROM INCEPTION

                   (JULY 23, 1998) THROUGH DECEMBER 31, 1998

                                                                                PERIOD FROM INCEPTION
                                                                                   (JULY 23, 1998)
                                                               YEAR ENDED              THROUGH
                                                            DECEMBER 31, 1999     DECEMBER 31, 1998
                                                            -----------------   ---------------------
OPERATING REVENUE:
  Service revenue.........................................    $ 75,816,434           $ 1,563,266
  Roaming revenue.........................................      36,889,249               664,323
  Equipment sales and other...............................       6,407,302               190,791
                                                              ------------           -----------
  Total operating revenue.................................     119,112,985             2,418,380
                                                              ------------           -----------
OPERATING EXPENSES:
  Cost of service.........................................       8,539,858               160,230
  Cost of equipment.......................................      13,566,343               369,146
  Marketing and selling...................................      22,015,236               463,853
  General and administrative..............................      20,039,549               613,014
  Depreciation and amortization...........................      67,515,628             1,661,856
                                                              ------------           -----------
  Total operating expenses................................     131,676,614             3,268,099
                                                              ------------           -----------
OPERATING LOSS............................................     (12,563,629)             (849,719)
INTEREST EXPENSE..........................................     (65,360,804)             (886,297)
INTEREST INCOME...........................................       4,235,890                20,271
OTHER EXPENSE, net........................................         (57,480)                   --
                                                              ------------           -----------
LOSS BEFORE INCOME TAXES..................................     (73,746,023)           (1,715,745)
INCOME TAX BENEFIT........................................      28,023,488               651,983
                                                              ------------           -----------
NET LOSS..................................................    $(45,722,535)          $(1,063,762)
                                                              ------------           -----------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON
  SHARE...................................................    $   (457,225)          $   (10,638)
                                                              ============           ===========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........             100                   100
                                                              ============           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

       FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM INCEPTION

                   (JULY 23, 1998) THROUGH DECEMBER 31, 1998

                                        COMMON STOCK
                                     -------------------                     RETAINED EARNINGS
                                      SHARES     AMOUNT    PAID-IN CAPITAL       (DEFICIT)          TOTAL
                                     --------   --------   ---------------   -----------------   -----------
INCEPTION (JULY 23, 1998)..........     --        $ --      $         --       $         --      $        --
  Issuance of common stock, at
    cost...........................    100         100                --                 --              100
  Capital contribution.............     --          --       145,000,000                 --      145,000,000
  Net loss.........................     --          --                --         (1,063,762)      (1,063,762)
                                       ---        ----      ------------       ------------      -----------
DECEMBER 31, 1998..................    100        $100      $145,000,000         (1,063,762)     143,936,338
                                       ---        ----      ------------       ------------      -----------
  Net loss.........................     --          --                --        (45,722,535)     (45,722,535)
                                       ---        ----      ------------       ------------      -----------
DECEMBER 31, 1999..................    100        $100      $145,000,000       $(46,786,297)     $98,213,803
                                       ===        ====      ============       ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

       FOR THE YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM INCEPTION

                   (JULY 23, 1998) THROUGH DECEMBER 31, 1998

                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                                                    (JULY 23,
                                                                                      1998)
                                                                                     THROUGH
                                                                 YEAR ENDED         DECEMBER
                                                              DECEMBER 31, 1999     31, 1998
                                                              -----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(45,722,535)     $  (1,063,762)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities--
    Depreciation and amortization...........................      67,515,628          1,661,856
    Amortization of financing costs.........................       5,231,553                 --
    Deferred income taxes...................................     (29,144,889)                --
    Other...................................................          57,476                 --
  Changes in current assets and liabilities--
    Accounts receivable.....................................      (2,546,471)          (908,119)
    Inventory...............................................      (1,406,219)           369,146
    Prepaid expenses and other..............................      (1,725,690)        (1,329,143)
    Accounts payable........................................       7,455,357            (30,238)
    Accrued expenses........................................     (11,090,709)         2,518,958
    Deferred revenue and customer deposits..................         896,994                 --
                                                                ------------      -------------
    Net cash (used in) provided by operating activities.....     (10,479,505)         1,218,698
                                                                ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (20,591,960)                --
  Purchase of cellular licenses and properties..............      (5,134,969)      (615,865,412)
  Proceeds from sale of assets..............................         794,587         25,000,000
  Proceeds from payables due to affiliates..................       7,188,631          3,990,363
                                                                ------------      -------------
    Net cash used in investing activities...................     (17,743,711)      (586,875,049)
                                                                ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt..............................     (31,000,000)                --
  Proceeds from long-term debt..............................      22,000,000        607,000,000
  Proceeds from capital contributions.......................              --        115,000,100
  Purchase of restricted investments........................              --        (67,733,293)
  Maturities of restricted investments......................      20,530,000                 --
  Deferred financing costs..................................      (1,310,549)       (48,347,479)
                                                                ------------      -------------
    Net cash provided by financing activities...............      10,219,451        605,919,328
                                                                ------------      -------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (18,003,765)        20,262,977
CASH AND CASH EQUIVALENTS, beginning of year................      20,262,977                 --
                                                                ------------      -------------
CASH AND CASH EQUIVALENTS, end of year......................       2,259,212         20,262,977
                                                                ============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
  Interest, net of amounts capitalized......................      59,937,253                 --

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:
  Acquisition purchase price contributed by parent..........              --      $  30,000,000

  The accompanying notes are an integral part of these consolidated financial statements.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CAPITAL RESOURCES AND GROWTH

    The Company's total indebtedness and debt service requirements have substantially increased as a result of the transactions described in Note 7 and the Company is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facility described in Note 4, including financial covenants, the Company will be unable to borrow under the credit facility during such time period to fund planned capital expenditures, its ongoing operations or other permissible uses.

    The Company's ability to manage future growth will depend upon its ability to monitor operations, control costs and maintain effective quality controls, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents on the accompanying consolidated balance sheets includes cash and short-term investments with original maturities of three months or less.

INVENTORY

    The Company values its inventory at the lower of cost or market on the first-in, first-out method of accounting.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset, including intangible assets. The amount of any recognized impairment would be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. The fair value of intangible assets will be determined based on the discounted cash flows of the market or markets to which the intangible assets relate. No such losses have been identified by the Company.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CELLULAR LICENSE ACQUISITION COSTS

    Cellular license acquisition costs consist of amounts paid to acquire FCC licenses to provide cellular services. Cellular license acquisition costs are being amortized on a straight-line basis over fifteen years. Amortization expense of $48,934,995 and $1,054,538 was recorded in 1999 and 1998, respectively.

DEFERRED COSTS

    Deferred costs consist of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the terms of the debt of nine to ten years. Amortization expense related to these costs of $5,231,553 and $101,025 was recorded in 1999 and 1998, respectively.

CUSTOMER LIST

    Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $9,235,464 and $198,612 was recorded in 1999 and 1998, respectively.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statement of operations.

INCOME TAXES

    The Company files a consolidated income tax return with its parent, Dobson Communications. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity's taxable income (loss) to consolidated taxable income (loss). For financial reporting purposes, the Company calculates its provision for income taxes on a stand alone basis. Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year end.

REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred.

    Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $1,547,000 and $1,944,000 as of December 31, 1999 and 1998, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Cellular equipment sales are recognized when the cellular equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and loss on equipment sales) are expensed as incurred.

EARNINGS PER SHARE

    Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. There were no potentially dilutive securities outstanding during 1999 and 1998.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

SIGNIFICANT CONCENTRATIONS

    In connection with providing cellular services to customers of other cellular carriers, the Company has contractual agreements with those carriers which provide for agreed-upon billing rates between the parties. Approximately 85% and 64% of the Company's cellular roaming revenue was earned from customers of three cellular carriers during the years ended December 31, 1999 and 1998, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement
No. 133, will be effective for fiscal years beginning after June 15, 2000. Under SFAS 133, the Company would record an asset of $0.3 million relating to its interest rate hedge valuation at December 31, 1999. The Company has not yet evaluated the total impact of adopting SFAS 133 and has not determined the timing or method of adoption of SFAS 133.

3. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed cellular systems are added to property, plant and equipment at cost which includes contracted services, direct labor, materials overhead and any capitalized interest. For the years ended December 31, 1999 and 1998, no interest was capitalized. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

3. PROPERTY, PLANT AND EQUIPMENT: (CONTINUED)
    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 1999 and 1998:

                                           USEFUL LIFE       1999          1998
                                           ------------   -----------   -----------
Cellular systems and equipment...........         2-10    $44,235,798   $29,128,020
Buildings and improvements...............         5-40      8,804,869     8,724,903
Vehicles, aircraft and other work
  equipment..............................         3-10        334,572       305,430
Furniture and office equipment...........         5-10      4,399,928     6,164,473
Plant under construction.................                   7,921,065     2,121,687
Land.....................................                   1,011,163       857,639
                                                          -----------   -----------
  Property, plant and equipment..........                  66,707,395    47,302,152
Accumulated depreciation.................                  (9,318,194)     (307,681)
                                                          -----------   -----------
  Property, plant and equipment, net.....                 $57,389,201   $46,994,471
                                                          -----------   -----------

4. LONG-TERM DEBT:

    The Company's long-term debt as of December 31, 1999 and 1998 consisted of the following:

                                                       1999           1998
                                                   ------------   ------------
Revolving credit facility........................  $398,000,000   $407,000,000
Dobson/Sygnet Senior Notes.......................   200,000,000    200,000,000
                                                   ------------   ------------
    Total debt...................................   598,000,000    607,000,000
                                                   ------------   ------------
Less-current maturities..........................    11,125,000             --
                                                   ------------   ------------
    Total long-term debt.........................  $586,875,000   $607,000,000
                                                   ============   ============

CREDIT FACILITY

    On December 23, 1998, the Company obtained $430 million of financing pursuant to a senior secured credit facility ("Dobson/Sygnet Credit Facility") from Bank of America, consisting of a $50 million reducing revolving credit facility and $380 million of term loans. During 1999, the maximum availability of $430.0 million was reduced to $422.0 million as a result of a combination of a principal payment due and a mandatory repayment on the term loans totaling $8.0 million. As of December 31, 1999 and 1998, the Company had $398.0 and $407.0 million outstanding, respectively, at a weighted average interest rate of 9.8% and 8.9%, respectively. The Company's obligations under the Dobson/Sygnet Credit Facility are secured by all current and future assets of the Company. Initial proceeds were used primarily to finance the Sygnet Acquisition described in Note 7. The Company expects to use the remaining availability to finance capital expenditures and general operations. The facility will terminate in 2007.

    The Dobson/Sygnet Credit Facility requires the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations.

    In March 1999, the Company entered into an interest rate swap which has effectively fixed the interest on $110 million of the principal outstanding on the Dobson/Sygnet Credit Facility at approximately 5.48%

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

4. LONG-TERM DEBT: (CONTINUED)
plus a factor based on our leverage (approximately 8.76% at December 31, 1999). The term of interest rate swap is 24 months. The Company accounts for the interest rate swap as a hedge.

SENIOR NOTES

    On December 23, 1998, the Company issued $200 million of 12.25% Senior Notes maturing in 2008 ("Dobson/Sygnet Senior Notes"). The net proceeds were used to finance the Sygnet Acquisition described in Note 7 and to purchase securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/Sygnet Senior Notes, which began on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Dobson/ Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the Dobson/Sygnet Senior Notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

    Minimum future payments of long-term debt for years subsequent to December 31, 1999, are as follows:

2000........................................................  $ 11,125,000
2001........................................................    14,250,000
2002........................................................    14,250,000
2003........................................................    28,250,000
2004........................................................    43,000,000
2005 and thereafter.........................................   487,125,000
                                                              ------------
                                                              $598,000,000
                                                              ============

5. RESTRICTED CASH AND INVESTMENTS:

    Restricted cash and investments consist of interest pledge deposits for the Dobson/Sygnet Senior Notes and an escrow amount to cover any significant, unforseeable tower expenses relating to the towers our affiliate sold as discussed in Note 10. The senior notes interest pledge deposit includes the initial deposit of $67.7 million (as discussed in Note 4), net of interest earned and payments made to bondholders. The escrow reserve for the towers included an initial deposit of $3.0 million, which is still fully funded. At December 31, 1999, the carrying value of these investments exceeded the market value by approximately $887,000.

6. STOCKHOLDERS' EQUITY:

    On December 23, 1998, the Company received an equity contribution of $145 million from its parent company, Dobson Communications. This contribution was used to partially fund the Sygnet Wireless, Inc. acquisition described in
Note 7 below.

7. ACQUISITIONS:

    On December 23, 1998, the Company acquired Sygnet Wireless, Inc. for $337.5 million. At the date of the acquisition, Sygnet had $309 million of indebtedness, which was immediately refinanced (See Note 4).

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

7. ACQUISITIONS: (CONTINUED)
Included in the $337.5 million of purchase price was $30 million of Dobson Communications Class F preferred stock issued to certain sellers of Sygnet Wireless, Inc. and another party. The Sygnet markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of
2.4 million people.

    The purchase price was allocated as follows:

                                                                 ($ IN
                                                              THOUSANDS)
Purchase price of Sygnet common stock.......................   $337,500
Sygnet indebtedness assumed.................................    309,000
                                                               --------
    Total purchase price....................................   $646,500
                                                               ========

Current assets..............................................   $ 37,400
Property, plant and equipment...............................     47,000
Cellular license costs......................................    710,800
Other assets................................................     45,900
Current liabilities.........................................    (13,100)
Deferred tax liabilities....................................   (181,500)
                                                               --------
                                                               $646,500
                                                               ========

    We are aware of no unresolved matters that will materially impact the purchase price allocation.

    Concurrent with the acquisition of Sygnet Wireless, Inc. by the Company, Dobson/Sygnet Operating Company was merged into Sygnet Wireless, Inc. This merger was accounted for as a merger of entities under common control. Also concurrent with the acquisition of Sygnet Wireless, Inc., the Company sold substantially all of its cellular towers to an affiliate for $25 million (see
Note 10.).

    On December 14, 1999, the Company purchased the Federal Communications Corporation ("FCC") license for, and certain assets related to, Pennsylvania 2 RSA for $6.0 million. Pennsylvania 2 is located in Northwest Pennsylvania and covers an estimated population base of 90,000.

    The acquisition of Sygnet Wireless, Inc. was accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes the acquisition as if the purchase occurred at the beginning of 1998. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time:

                                                                   1998
                                                         -------------------------
                                                         (UNAUDITED, IN THOUSANDS)
Operating revenue......................................          $  105,604
Net loss...............................................             (56,899)
Net loss per common share..............................                (569)

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

8. EMPLOYEE BENEFIT PLANS:

401(K) PLAN

    The Company's parent, Dobson Communications, maintains a 401(k) plan (the "Plan") in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Plan charged to the Company's operations were approximately $285,366 for the year ended
December 31, 1999.

STOCK OPTION PLAN

    The Company's parent, Dobson Communications has adopted a stock option plan, the 1996 Stock Option Plan, as amended (the "Plan"). The Company accounts for the Plan under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

    Under the Plan, the Board of Directors may grant both incentive and non-incentive stock options for the employees, officers and directors to acquire Dobson Communications Class B Stock and Class C Common Stock. Since the Plan's adoption, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. Options granted to one employee during 1997 representing 42.9% of total options granted in 1997 and vest as follows: options to purchase 12% of such shares first become exercisable on each of the first five anniversaries of the grant date; options to purchase an additional 8% of such shares first become exercisable on the same dates if annual performance objectives are achieved, otherwise, the additional 8% of such shares become fully vested at the end of the ten year term. The remaining options issued in 1997 and all of the options issued in 1999 and 1996 vest at a rate of 20% per year. Dobson Communications has reserved 30,166 shares of authorized but unissued Class B Common Stock ("Class B") and 30,166 shares of authorized but unissued Class C Common Stock ("Class C") for issuance under the Plan.

    The following schedule shows the Company's net loss and net loss per share for 1999, had compensation expense been determined consistent with the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The following pro forma information for the year ended
December 31, 1999 is based on several assumptions and should not be viewed as indicative of the Company in the future periods. In addition, the following pro forma information is based on an allocation of 40% of Dobson Communications' additional pro forma compensation expense (representing the historical overhead allocation from Dobson Communications during 1999).

                                                                       1999
                                                              -----------------------
                                                              ($ IN THOUSANDS, EXCEPT
                                                              FOR PER SHARE AMOUNTS)
Net loss applicable to common stockholders:
  As reported...............................................        $(45,722,535)
  Pro forma.................................................        $(45,877,306)
Basic net loss applicable to common stockholders:
  As reported...............................................        $   (457,225)
  Pro forma.................................................        $   (458,773)

    Diluted net loss per common share has been omitted because the impact of common stock equivalents is anti-dilutive.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

8. EMPLOYEE BENEFIT PLANS: (CONTINUED)
    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999:

                                                              CLASS B    CLASS C
                                                              --------   --------
Interest rate...............................................    --          5.03%
Dividend yield..............................................    --         --
Expected volatility.........................................    --         44.67%

    The weighted average fair value of options granted using the Black-Scholes option pricing model for Class C in 1999 was $267.37 assuming an expected life of ten years.

9. TAXES:

    The benefit for income taxes for the years ended December 31, 1999 and 1998, differs from amounts computed at the statutory rate as follows:

                                                          1999         1998
                                                      ------------   ---------
Income taxes at statutory rate (34%)................  $(25,073,649)  $(583,353)
State income taxes, net of Federal income tax
  effect............................................    (2,949,839)    (68,630)
                                                      ------------   ---------
                                                      $(28,023,488)  $(651,983)
                                                      ============   =========

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1999 and 1998 were as follows:

                                                     1999            1998
                                                 -------------   -------------
Current deferred income taxes:
  Allowance for doubtful accounts receivable...  $     190,024   $     193,040
  Accrued liabilities..........................             --         484,120
                                                 -------------   -------------
    Net current deferred income tax asset......        190,024         677,160
                                                 -------------   -------------
Noncurrent deferred income taxes:
  Fixed assets.................................      1,710,760       2,880,020
  Cellular license costs and other
    intangibles................................   (183,865,044)   (201,479,193)
  Tax credits and carryforwards................     29,800,000      17,100,000
                                                 -------------   -------------
    Net noncurrent deferred income tax
      liability................................   (152,354,284)   (181,499,173)
                                                 -------------   -------------
    Total deferred income tax liability........  $(152,164,260)  $(180,822,013)
                                                 =============   =============

    At December 31, 1999, the Company had NOL carryforwards of approximately $78 million, which may be utilized to reduce future Federal income taxes payable. The Company's NOL carryforwards begin to expire in 2012.

10. RELATED PARTY TRANSACTIONS:

    At December 31, 1999 and 1998, the Company had payables due to affiliates of $11,178,994 and $3,990,363, respectively, primarily due to Dobson Communiations for liabilities paid on behalf of the

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

10. RELATED PARTY TRANSACTIONS: (CONTINUED)
Company. There are no requirements for payables due to affiliates to be repaid to Dobson Communications within a year.

    In connection with the Sygnet acquisition, the Company sold substantially all of its cellular towers to an affiliate for $25 million. On October 15, 1999, the affiliate sold substantially all of the towers acquired during the Sygnet acquisition to American Tower Corporation for approximately $38.7 million. In connection with the sale, the Company has agreed to lease the towers back from American Tower Corporation for an initial term of ten years.

11. ACCRUED EXPENSES:

    Accrued expenses consist of the following at December 31:

                                                         1999         1998
                                                      ----------   -----------
Sygnet acquisition costs (see Note 7)...............  $2,549,759   $ 5,439,095
Deferred financing costs............................          --     4,525,201
Property taxes......................................     795,629       938,043
Interest............................................   1,179,155       886,132
Vacation, wages and other...........................     184,330     4,011,111
                                                      ----------   -----------
  Total accrued expenses............................  $4,708,873   $15,799,582
                                                      ==========   ===========

12. COMMITMENTS:

    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 1999, are as follows:

2000........................................................  $3,487,480
2001........................................................   2,987,778
2002........................................................   2,399,055
2003........................................................   2,107,267
2004........................................................   1,809,330
2005 and thereafter.........................................   9,801,296

    Lease expense under the above leases was approximately $2,452,000 for the year ended December 31, 1999.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the current rates available to the Company for debt with similar terms and remaining maturation.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

13. FAIR VALUE OF FINANCIAL INSTRUMENTS: (CONTINUED)
    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                           1999                          1998
                                ---------------------------   ---------------------------
                                  CARRYING                      CARRYING
                                   AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                ------------   ------------   ------------   ------------
Revolving credit facility.....  $398,000,000   $398,000,000   $430,000,000   $430,000,000
Dobson/Sygnet Senior Notes....   200,000,000    220,000,000    200,000,000    205,000,000
Interest rate hedge...........            --        343,191             --             --

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Sygnet Wireless, Inc.

    We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit), and cash flows of Sygnet Wireless, Inc. for the year ended December 31, 1997, and for the period from January 1, 1998 through December 23, 1998 (the date of the sale of the Company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sygnet Wireless, Inc. for the year ended December 31, 1997, and for the period from January 1, 1998 through December 23, 1998, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Cleveland, Ohio
February 5, 1999

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           PERIOD FROM JANUARY 1,
                                                                1998 THROUGH           YEAR ENDED
                                                             DECEMBER 23, 1998      DECEMBER 31, 1997
                                                           ----------------------   -----------------
Revenue:
  Subscriber revenue.....................................       $ 64,785,498          $ 55,153,827
  Roamer revenue.........................................         28,034,831            23,377,299
  Equipment sales........................................          5,794,056             4,323,052
  Other revenue..........................................          1,653,264             1,679,412
                                                                ------------          ------------
Total revenue............................................        100,267,649            84,533,590
Costs and expenses:
  Cost of services.......................................          9,433,254             8,948,346
  Cost of equipment sales................................         10,443,870             9,663,151
  General and administrative.............................         19,796,012            16,975,592
  Selling and marketing..................................         12,327,160            10,841,059
  Merger related costs (Note 2)..........................          1,883,952                    --
  Depreciation and amortization..........................         27,497,687            28,718,937
                                                                ------------          ------------
Total costs and expenses.................................         81,381,935            75,147,085
                                                                ------------          ------------
Income from operations...................................         18,885,714             9,386,505
Other:
  Interest expense.......................................         27,895,156            29,901,678
  Merger related costs (Note 2)..........................          5,205,492                    --
  Other expense, net.....................................            319,121               101,221
                                                                ------------          ------------
Loss before extraordinary item...........................        (14,534,055)          (20,616,394)
                                                                ------------          ------------
Net loss.................................................       $(14,534,055)         $(20,616,394)
                                                                ============          ============

                            See accompanying notes.

                             SYGNET WIRELESS, INC.

                             (PREDECESSOR COMPANY)

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                        NOTE
                                              CLASS A                 CLASS B          ADDITIONAL      RETAINED      RECEIVABLE
                                        --------------------   ---------------------     PAID-IN       EARNINGS     FROM OFFICER/
                                         SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL      (DEFICIT)      SHAREHOLDER
                                        ---------   --------   ----------   --------   -----------   ------------   -------------
Balance as of January 1, 1997.........      2,653        27     6,167,977     61,679     5,812,211     (7,605,730)     (249,952)
  Net loss............................                                                                (20,616,394)
  Preferred stock dividend............                                                  (1,149,040)
  Accretion of preferred stock........                                                     (46,849)
  Stock option compensation...........                                                     306,000
  Excess of redemption price over
    carrying value of preferred
    stock.............................                                                    (925,534)
  Net proceeds from issuance of common
    shares to Boston Ventures.........  3,000,000    30,000                             43,601,710
  Exchange of common shares...........  1,008,000    10,080    (1,008,000)   (10,080)
                                        ---------   -------    ----------   --------   -----------   ------------     ---------
Balance as of December 31, 1997.......  4,010,653    40,107     5,159,977     51,599    47,598,498    (28,222,124)     (249,952)
Net loss..............................                                                                (14,534,055)
Exchange of common shares.............    731,893     7,319      (731,893)    (7,319)
                                        ---------   -------    ----------   --------   -----------   ------------     ---------
Balance as of December 23, 1998.......  4,742,546   $47,426     4,428,084   $ 44,280   $47,598,498   $(42,756,179)    $(249,952)
                                        =========   =======    ==========   ========   ===========   ============     =========

                            See accompanying notes.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 PERIOD FROM
                                                              JANUARY 1, THROUGH      YEAR ENDED
                                                              DECEMBER 23, 1998    DECEMBER 31, 1997
                                                              ------------------   -----------------
OPERATING ACTIVITIES
Net loss....................................................     $(14,534,055)       $(20,616,394)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation..............................................       15,085,641          16,018,841
  Amortization..............................................       12,412,046          12,700,096
  Compensation expense from issuance of stock options.......               --             306,000
  Loss on disposal of equipment.............................           96,128             102,955
  Extraordinary loss on extinguishment of debt..............               --                  --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (1,526,182)         (1,854,599)
    Inventory...............................................         (921,077)           (170,493)
    Prepaid and deferred expenses...........................           30,380             232,548
    Accounts payable and accrued expenses...................        3,494,470           2,866,653
    Accrued interest payable................................       (3,366,590)           (190,868)
                                                                 ------------        ------------
Net cash provided by operating activities...................       10,770,761           9,394,739
INVESTING ACTIVITIES
Acquisitions of Horizon and Erie............................               --            (599,442)
Purchases of property and equipment.........................      (13,654,200)        (25,575,837)
Proceeds from sale of equipment.............................          444,500             405,995
                                                                 ------------        ------------
Net cash used in investing activities.......................      (13,209,700)        (25,769,284)
FINANCING ACTIVITIES
Dividends paid..............................................               --                  --
Proceeds from long-term debt................................       21,800,000          30,500,000
Principal payments on long-term debt........................      (18,800,000)        (37,250,000)
Increase in financing costs.................................               --             (65,376)
Net proceeds from issuance of preferred stock...............               --                  --
Redemption of preferred stock...............................               --         (21,839,451)
Net proceeds from issuance of common stock..................               --          43,631,710
                                                                 ------------        ------------
Net cash provided by financing activities...................        3,000,000          14,976,883
                                                                 ------------        ------------
Increase (decrease) in cash and cash equivalents............          561,061          (1,397,662)
Cash and cash equivalents at beginning of year..............          860,086           2,257,748
                                                                 ------------        ------------
Cash and cash equivalents at end of year....................     $  1,421,147        $    860,086
                                                                 ============        ============

                            See accompanying notes.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEAR ENDED DECEMBER 31, 1997, AND THE

             PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

    These financial statements include the accounts of Sygnet Wireless, Inc. and its wholly-owned subsidiary Sygnet Communications, Inc. (Sygnet) (hereinafter collectively referred to as the "Company"). Intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns and operates in one segment, cellular telephone systems, serving one large cluster with an approximate population of 2.4 million in Northeastern Ohio, Western Pennsylvania and Western New York.

2. SUBSEQUENT EVENT

    On December 23, 1998, a wholly-owned subsidiary of Dobson Communications Corp. (Dobson), acquired all outstanding shares of Class A and B common stock (including the granted options of the Company as described in Note 10) of the Company for $337.5 million in cash. In connection with the purchase, the Notes (as described in Note 4) were tendered for a total price of $1,181.61 for each $1,000 in principal. The Bank Credit Facility (as described in Note 4) was repaid and terminated. The Company incurred $7.1 million in merger costs associated with this business combination. The merger costs included approximately $4.8 million for an advisory fee and $0.4 million in legal and accounting fees which are recorded as other non-operating expenses. In addition, the Company incurred $1.9 million for related employee severance, retention and stock option plans which are included in costs and expenses.

3. SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

    The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost and are depreciated over their estimated useful lives (ranging from 2.5 to 19 years) calculated under the straight-line or double declining balance methods.

INTANGIBLE ASSETS

CELLULAR LICENSES AND CUSTOMER LISTS

    The FCC issues licenses that enable cellular carriers to provide cellular service in specific geographic areas. The FCC grants licenses for a term of up to 10 years and generally grants renewals if the licensee has complied with its obligations under the Communications Act of 1934. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will award a renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The Company believes that it has met, and will continue to meet all requirements necessary to secure renewal of its cellular licenses.

    The Company has acquired cellular licenses and customer lists through its acquisition of interests in various cellular systems. The Company uses a 40 year useful life to amortize its licenses under the straight-line method. Purchased cellular and paging customer lists are being amortized over 5 years under

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 FOR THE YEAR ENDED DECEMBER 31, 1997, AND THE

             PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the straight-line method. Amortization expense was $11,295,083 for the period from January 1, through December 23, 1998, and $11,559,031 in 1997.

    The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. When events and circumstances indicate that intangible and other long-term assets might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss would be recognized. Measurement of the amount of the impairment may be based on appraisal, market values of similar assets, or estimated discounted cash flows reflecting the use and ultimate disposition of the assets.

DEFERRED FINANCING COSTS

    Deferred financing costs are being amortized over the terms of the bank credit facility and senior notes. Amortization expense was $1,116,963 for the period from January 1, 1998 through December 23, 1998, and $1,141,065 in 1997.

REVENUE RECOGNITION

    The Company earns revenue primarily by providing cellular services to its customers (Subscriber Revenue) and from the usage of its system by the customers of other cellular carriers (Roamer Revenue). Access revenue for Subscriber Revenue is billed one month in advance. Revenue is recognized as service is rendered. Subscriber acquisition costs (primarily commissions and loss on equipment sales) are expensed when incurred.

ADVERTISING COSTS

    Advertising costs are recorded as expense when incurred. Advertising expense was $1,851,047 for the period from January 1, 1998 through December 23, 1998, and $1,841,138 in 1997.

STOCK COMPENSATION

    The Company accounts for its stock-based employee compensation arrangements based on the intrinsic value of the equity instruments granted, as set forth in APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

SIGNIFICANT CONCENTRATIONS

    In connection with providing cellular services to customers of other cellular carriers, the Company has contractual agreements with those carriers which provide for agreed upon billing rates between the parties.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 FOR THE YEAR ENDED DECEMBER 31, 1997, AND THE

             PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998

3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Approximately 43% of the Company's Roamer Revenue was earned from two cellular carriers ,for the period from January 1, 1998 through December 23, 1998, and the year ended December 31, 1997.

FINANCIAL INSTRUMENTS

    Derivative financial instruments are used by the Company in the management of interest rate exposure and are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related liability being hedged (i.e., adjustments to interest expense).

    The Company uses variable interest rate credit facilities to finance acquisitions and operations of the Company. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. The notional amount is not a measure of the Company's exposure through its use of derivatives.

    The Company may be exposed to credit loss in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy their obligations under the agreements.

RECLASSIFICATION

    Certain 1997 amounts have been reclassified to conform with 1998 presentation.

4. LONG-TERM DEBT

    On September 19, 1996, the Company issued $110,000,000 11 1/2% unsecured Senior Notes due October 1, 2006 (the Notes). The Notes paid interest semiannually on April 1 and October 1 of each year commencing April 1, 1997. The Notes were redeemable at the option of the Company at redemption prices (expressed as a percentage of principal amount) ranging from 105.75% in 2001 to 100.00% in 2005 and thereafter. Among other things, the Notes contain certain covenants which limited additional indebtedness, payment of dividends, sale of assets or stock, changes in control and transactions with related parties. The proceeds from the Notes were used to repay amounts borrowed under a $75 million bank credit agreement and to finance the 1996 acquisition of Horizon. The notes were retired in connection with the sale of the Company described in Note 2.

    On October 9, 1996, Sygnet entered into a new financing agreement (the Bank Credit Facility) with a commercial bank group. The Bank Credit Facility was a senior secured reducing revolver that provided Sygnet the ability to borrow up to $300 million through June 30, 1999. Mandatory reductions in the revolver were to occur quarterly thereafter through June 30, 2005, when the Bank Credit Facility was to terminate. The Bank Credit Facility was secured by certain assets and the stock of Sygnet. The Bank Credit Facility provided for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate (LIBOR) or the prime rate. Interest payments were made quarterly. The Bank Credit Facility was retired in connection with the sale of the Company described in Note 2.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 FOR THE YEAR ENDED DECEMBER 31, 1997, AND THE

             PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998

4. LONG-TERM DEBT (CONTINUED)
    Among other things, the Bank Credit Facility contained financial covenants which required the maintenance of debt service ratios and the hedging of interest rate risk and limited distributions to shareholders and sales of assets. In connection with these covenants, the Company has a three year interest rate swap with a total underlying notional amount of $80 million. The swap agreement converted the interest rate on $80 million notional amount of the credit facility from a variable rate based upon a three month LIBOR (5.25% at December 23, 1998) to fixed rates ranging from 5.79% to 6.03%. Amounts paid or received under these agreements are recognized as adjustments to interest expense.

    Interest paid was $31,294,880 for the period from January 1, 1998 through December 23, 1998, and $30,076,031 in 1997.

5. LEASES

    The Company has entered into various operating leases for land and office facilities. Leases for tower sites provide for periodic extensions of lease periods with future lease payments indexed to the consumer price index.

    Rent expense was $2,411,310 for the period from January 1, 1998 through December 23, 1998, and $2,077,644 in 1997.

6. RETIREMENT PLAN

    The Company sponsors a 401(k) retirement and profit sharing plan which covers substantially all its employees. Eligible employees can contribute from 1% to 15% of their compensation. The Company, at its discretion, may match a portion of the employee's contribution. The Company may also, at its discretion, make additional profit sharing contributions to the plan. In connection with the sale of Company described in Note 2, the Plan will be merged with the Dobson 401(k) plan. Total pension expense was $357,000 for the period from January 1, 1998 through December 23, 1998, and $293,000 in 1997.

7. REDEEMABLE PREFERRED STOCK AND WARRANTS

    On April 3, 1997, 100,000 shares of Series A Senior Cumulative Nonvoting Preferred Stock (Preferred Stock) were redeemed by the Company at a cost of $10,000,000 which was funded by the Bank Credit Facility. On June 20, 1997, the remaining 118,394.51 shares of Preferred Stock were redeemed by the Company at a cost of $11,839,451. This redemption was funded by the Common Stock Sale described in Note 8.

    The Preferred Stock had a redemption value of $100 per share and was recorded at fair value on the date of issuance less issuance costs. Dividends were cumulative from the date of issuance, accrued quarterly in arrears and were payable in shares of Preferred Stock. The dividend rates increased annually from 15% in 1997 to 21% in 2000 and thereafter. The Preferred Stock included the potential issuance of warrants to purchase shares of the Company's Class A Common Stock. No warrants were issued. For financial reporting purposes, the excess of the redemption value of the Preferred Stock over the carrying value was accreted by periodic charges to additional paid-in capital over the life of the issue.

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 FOR THE YEAR ENDED DECEMBER 31, 1997, AND THE

             PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998

7. REDEEMABLE PREFERRED STOCK AND WARRANTS (CONTINUED)
    The Company has authorized 5 million shares of Nonvoting Preferred Stock, par value $.01 per share, of which 500,000 are designated as Series A Senior Cumulative Nonvoting Preferred Stock.

    The Company has also authorized 10 million shares of Voting Preferred Stock, par value $.01 per share, none of which are issued.

8. SHAREHOLDERS' EQUITY

    On June 20, 1997, the Company issued and sold 3,000,000 shares of Class A Common Stock, $0.01 par value, to Boston Ventures Limited Partnership V (Boston Ventures) at a price of $15 per share (Common Stock Sale). The proceeds of $43.6 million, net of issuance fees of $1.4 million, were used to redeem the remaining outstanding Preferred Stock as described in Note 8 and to reduce amounts outstanding under the Bank Credit Facility. As a condition of the Common Stock Sale, Boston Ventures appointed two representatives on the Company's eleven member board of directors.

    In August 1997, Boston Ventures purchased 1,000,000 shares of Class B Common Stock from shareholders pursuant to a tender offer which upon purchase became Class A Common Stock.

    Under the most restrictive of the covenants discussed in Note 4, the Company could not declare any dividends on its common stock through December 23, 1998.

    On December 29, 1994, the Company received a promissory note from an officer/shareholder for $249,952 for the purchase of common shares from a shareholder. The note required annual payment of interest at 8.23% with principal repayment commencing on December 31, 1998 through December 31, 2001. The officer/shareholder repaid 100% of the note and interest accrued on December 29, 1998.

9. INCOME TAXES

    Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, requires deferred income taxes to be provided for differences in the basis for tax purposes and for financial accounting purposes of recorded assets and liabilities. At December 23, 1998, the Company has net operating loss carryforwards of $45.2 million that expire in 2012 and 2013.

    The components of the income tax provision (benefit) in the consolidated statements of operations for the period January 1, 1998 through December 23, 1998, and for the year ended December 31, 1997 are as follows:

                                                        1998          1997
                                                     -----------   -----------
Deferred income tax (benefit)......................   (4,782,900)   (6,697,800)
Valuation allowance................................    4,782,900     6,697,800
                                                     -----------   -----------
Total provision for income tax (benefit)...........  $        --   $        --
                                                     ===========   ===========

                  SYGNET WIRELESS, INC. (PREDECESSOR COMPANY)

                 FOR THE YEAR ENDED DECEMBER 31, 1997, AND THE

             PERIOD FROM JANUARY 1, 1998 THROUGH DECEMBER 23, 1998

10. STOCK OPTION PLAN

    The Company has stock option plans that provide for the purchase of Class A common stock by employees and directors of the Company. Under the stock option plans, the Company is authorized to issue 1,250,000 options for the purchase of shares of Class A common stock (1,000,000 for employees and 250,000 for non-employee directors). These options vest over a period ranging from grant date to five years, are exercisable based upon the terms of the grants and expire at the end of ten years. The Company applies APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plan, which requires that for certain options granted, the Company recognizes as compensation expense the excess of the fair value for accounting purposes of the common stock over the exercise price of the options. For the majority of options, no compensation cost has been recognized. Had stock compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net loss would have increased by $625,000 from the amounts reported in 1997, and $419,000 from the amounts reported for the period from January 1, 1998 through December 23, 1998.

    For pro forma calculations, the fair value of each option is estimated on the date of grant using the Minimum Value option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1998: risk-free interest rates ranging from 6.9% to 5.9% and average expected lives ranging from 5.0 to 7.5 years for issued options.

    A summary of the status of the Company's stock option plan as of December 23, 1998, and December 31, 1997, and changes during the periods then ended is presented below:

                                                                 1998                  1997
                                                          -------------------   -------------------
                                                                     WEIGHTED              WEIGHTED
                                                                     -AVERAGE              -AVERAGE
                                                                     EXERCISE              EXERCISE
                                                           SHARES     PRICE      SHARES     PRICE
                                                          --------   --------   --------   --------
Outstanding at beginning of year........................  716,200     $10.08    533,200     $10.00
Granted.................................................  210,500      18.03    183,000      10.31
Exercised...............................................       --         --         --         --
Canceled................................................   (1,000)     20.00         --         --
                                                          -------     ------    -------     ------
Outstanding at year end.................................  925,700     $11.88    716,200     $10.08
                                                          -------     ------    -------     ------
Options exercisable at year end.........................  815,700               651,200
                                                          -------               -------
Weighted-average fair value of options granted during
  the year..............................................              $ 1.65                $ 7.80
                                                                      ------                ------
Weighted-average remaining contractual life.............                8.71                  8.87
                                                                      ------                ------

    At December 23, 1998, there were 324,300 options available for future grant.

11. COMMITMENTS

    On June 8, 1998, the Company entered into an agreement with Pinellas Communications to purchase the license to operate a cellular telephone system in the Rural Service Area PA-2. The purchase price is $6 million and the transaction is expected to close in first quarter of 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information omitted in accordance with General Instruction I(2)(c).

ITEM 11. EXECUTIVE COMPOSITION

    Information omitted in accordance with General Instruction I(2)(c).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information omitted in accordance with General Instruction I(2)(c).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information omitted in accordance with General Instruction I(2)(c).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) The following financial statements of Dobson Communications Corporation are included in Item 8:


           DOBSON/SYGNET COMMUNICATIONS COMPANY

           Consolidated Balance Sheets as of December 31, 1999 and 1998

           Consolidated Statement of Operations for the year ended
             December 31, 1999 and the period from inception (July 23, 1998) through December 31, 1998

           Consolidated Statement of Stockholder's Equity for the year ended December 31, 1999 and the period from inception
             (July 23, 1998) through December 31, 1998

           Consolidated Statement of Cash Flows for the year ended
             December 31, 1999 and the period from inception (July 23, 1998) through December 31, 1998

           Notes to Consolidated Financial Statements

           SYGNET WIRELESS, INC. (THE PREDECESSOR COMPANY)

           Consolidated Statement of Operations for the period
             January 1, 1998 through December 23, 1998 and the year ended December 31, 1997

           Consolidated Statement of Stockholder's Equity for the period January 1, 1998 through December 23, 1998 and the year ended December 31, 1997

           Consolidated Statement of Cash Flows for the period
             January 1, 1998 through December 23, 1998 and the year ended December 31, 1997

           Notes to Consolidated Financial Statements

    (2)  Schedule II--Valuation Allowance Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Dobson/Sygnet Communications Company:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dobson/Sygnet Communications Company included in this Form 10-K and have issued our report thereon dated February 25, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page,
Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma
February 25, 2000

                                                                     SCHEDULE II

                      DOBSON/SYGNET COMMUNICATION COMPANY
                    SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
   YEAR ENDED DECEMBER 31, 1999 AND THE PERIOD FROM INCEPTION (JULY 23, 1998)
                           THROUGH DECEMBER 31, 1998

                                                   BALANCE AT   CHARGED TO                BALANCE AT
                                                   BEGINNING    COSTS AND                   END OF
                                                   OF PERIOD     EXPENSES    DEDUCTIONS      YEAR
                                                   ----------   ----------   ----------   ----------
Allowance for Doubtful Accounts Receivable:
1999.............................................         --    $2,107,913   $1,607,850    $500,063
1998.............................................         --            --           --          --

    Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3) Exhibits.

EXHIBIT                                                                                         METHOD OF
NUMBERS                                         DESCRIPTION                                      FILING
-------                 ------------------------------------------------------------  -----------------------------
        2.1             Agreement and Plan of Merger dated July 28, 1998 between
                        Sygnet Wireless, Inc. and Dobson/Sygnet Operating Company
                        (formerly known as Front Nine Operating Company) (without
                        schedules).                                                                        (1)[2.0]

        2.2             Purchase Agreement dated July 8, 1998 by and between Sygnet
                        Communications, Inc. and Pinellas Communications.                                (2)[10.32]

        2.3             Agreement for Purchase of Partnership Interest dated
                        September 15, 1995 by and between Sygnet Communications,
                        Inc. and Erie Cellular Systems, Inc. (formerly McCaw
                        Communications of Erie, Inc.).                                                   (3)[10.18]

        3.1             Registrant's Amended Certificate of Incorporation.                                 (4)[3.1]

        3.2             Registrant's Amended Bylaws.                                                       (4)[3.2]

        4.1             Indenture dated December 23, 1998 between Registrant, as
                        Issuer, and United States Trust Company of New York, as
                        Trustee.                                                                           (1)[4.1]

        4.2             Form of Note under Indenture (contained in Exhibit 4.1
                        hereto).                                                                           (1)[4.1]

        4.3             Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC,
                        Lehman Brothers, Inc., First Union Capital Markets, a
                        division of Wheat First Securities, Inc. and TD Securities
                        (USA) Inc., as Initial Purchasers, and United States Trust
                        Company of New York, as Trustee.                                                   (4)[4.3]

        4.4             Credit Agreement among the Agents and Lenders named therein and Dobson/ Sygnet Operating Company, dated as of
                        December 23, 1998.                                                                 (4)[4.5]

       10.1             Asset Purchase Agreement dated December 23, 1998 by and
                        between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                                          (4)[10.1]

       10.2             Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                                          (4)[10.2]

       10.3.1           Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Eric Cellular Telephone
                        Company.                                                                          (4)[10.3]

       10.3.2           Cellular One License Agreement, effective as of
                        December 17, 1996, between Cellular One Group and Sygnet
                        Communications, Inc. (PA-1).                                                    (4)[10.3.2]

       10.3.3           Cellular One License Agreement, effective as of November 7,
                        1996, between Cellular One Group and Sygnet Communications,
                        Inc. (PA-6).                                                                    (4)[10.3.3]

       10.3.4           Cellular One License Agreement, effective as of January 30,
                        1997, between Cellular One Group and Sygnet Communications,
                        Inc. (PA-7).                                                                    (4)[10.3.4]

       10.3.5           Cellular One License Agreement, effective as of January 1,
                        1997, between Cellular One Group and Sygnet Communications,
                        Inc. (NY-3).                                                                    (4)[10.3.5]

       10.4             Intercarrier Services Agreement dated April 25, 1995 between
                        Youngstown Cellular Telephone Company and EDS Personal
                        Communications Corporation, with Amendment dated April 10,
                        1996.                                                                            (3)[10.13]

       10.4.1           Amendment No. 2 dated August 1, 1997 to Intercarrier
                        Services Agreement dated April 25, 1995 between Youngstown
                        Cellular Telephone Company and EDS Personal Communications
                        Corporation.                                                                    (4)[10.4.1]

EXHIBIT                                                                                         METHOD OF
NUMBERS                                         DESCRIPTION                                      FILING
-------                 ------------------------------------------------------------  -----------------------------
       10.5             Northern Telecom, Inc. DMS-MTX Cellular Supply Agreement
                        dated June 1, 1996 between Youngstown Cellular Telephone
                        Company and Northern Telecom, Inc.                                               (3)[10.12]

       10.5.1           Amendment No. 1 dated April 15, 1998 to Northern Telecom,
                        Inc. DMS-MTX Cellular Supply Agreement dated June 1, 1996
                        between Youngstown Cellular Telephone Company and Northern
                        Telecom, Inc.                                                                   (4)[10.5.1]

       21               Subsidiaries.                                                                       (4)[21]

       23               Consent of Ernst & Young LLP (Cleveland-Sygnet).                                        (6)

       27               Financial Data Schedule.                                                                (6)

------------------------

(1) Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Quarterly Report of Sygnet Wireless, Inc. (333-10161) on Form 10-Q for the quarterly period ended June 30, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Sygnet Wireless, Inc. Registration Statement on Form S-1 (Registration No. 333-10161), as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed as an exhibit to Dobson/Sygnet Communications Company's Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(5) Filed as an exhibit to Dobson Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(6) Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2000.

                                                       DOBSON/SYGNET COMMUNICATIONS COMPANY

                                                       By             /s/ EVERETT R. DOBSON
                                                           ------------------------------------------
                                                                        Everett R. Dobson
                                                              CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                                                       Chairman of the Board,
                /s/ EVERETT R. DOBSON                    President and Chief
     -------------------------------------------         Executive Officer (principal  March 27, 2000
                  Everett R. Dobson                      executive officer)

              /s/ BRUCE R. KNOOIHUIZEN                 Vice President and Chief
     -------------------------------------------         Financial Officer (principal  March 27, 2000
                Bruce R. Knooihuizen                     financial officer)

                  /s/ TRENT LEFORCE                    Corporate Controller
     -------------------------------------------         (principal accounting         March 27, 2000
                    Trent LeForce                        officer)

                /s/ STEPHEN T. DOBSON
     -------------------------------------------       Secretary/Treasurer, Director   March 27, 2000
                  Stephen T. Dobson

                /s/ RUSSELL L. DOBSON
     -------------------------------------------       Director                        March 27, 2000
                  Russell L. Dobson

                /s/ JUSTIN L. JASCHKE
     -------------------------------------------       Director                        March 27, 2000
                  Justin L. Jaschke

              /s/ ALBERT H. PHARIS, JR.
     -------------------------------------------       Director                        March 27, 2000
               Albert H. Pharis, Jr.

                /s/ DANA L. SCHMALTZ
     -------------------------------------------       Director                        March 27, 2000
                  Dana L. Schmaltz

    Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

    We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other proxy soliciting material to our security holders with respect to any annual meeting of security holders.

                               INDEX TO EXHIBITS

EXHIBIT                                                                                         METHOD OF
NUMBERS                                         DESCRIPTION                                      FILING
-------                 ------------------------------------------------------------  -----------------------------
        2.1             Agreement and Plan of Merger dated July 28, 1998 between
                        Sygnet Wireless, Inc. and Dobson/Sygnet Operating Company
                        (formerly known as Front Nine Operating Company) (without
                        schedules).                                                                        (1)[2.0]

        2.2             Purchase Agreement dated July 8, 1998 by and between Sygnet
                        Communications, Inc. and Pinellas Communications.                                (2)[10.32]

        2.3             Agreement for Purchase of Partnership Interest dated
                        September 15, 1995 by and between Sygnet Communications,
                        Inc. and Erie Cellular Systems, Inc. (formerly McCaw
                        Communications of Erie, Inc.).                                                   (3)[10.18]

        3.1             Registrant's Amended Certificate of Incorporation.                                 (4)[3.1]

        3.2             Registrant's Amended Bylaws.                                                       (4)[3.2]

        4.1             Indenture dated December 23, 1998 between Registrant, as
                        Issuer, and United States Trust Company of New York, as
                        Trustee.                                                                           (1)[4.1]

        4.2             Form of Note under Indenture (contained in Exhibit 4.1
                        hereto).                                                                           (1)[4.1]

        4.3             Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC,
                        Lehman Brothers, Inc., First Union Capital Markets, a
                        division of Wheat First Securities, Inc. and TD Securities
                        (USA) Inc., as Initial Purchasers, and United States Trust
                        Company of New York, as Trustee.                                                   (4)[4.3]

        4.4             Credit Agreement among the Agents and Lenders named therein and Dobson/ Sygnet Operating Company, dated as of
                        December 23, 1998.                                                                 (4)[4.5]

       10.1             Asset Purchase Agreement dated December 23, 1998 by and
                        between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                                          (4)[10.1]

       10.2             Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                        Company.                                                                          (4)[10.2]

       10.3.1           Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Eric Cellular Telephone
                        Company.                                                                          (4)[10.3]

       10.3.2           Cellular One License Agreement, effective as of
                        December 17, 1996, between Cellular One Group and Sygnet
                        Communications, Inc. (PA-1).                                                    (4)[10.3.2]

       10.3.3           Cellular One License Agreement, effective as of November 7,
                        1996, between Cellular One Group and Sygnet Communications,
                        Inc. (PA-6).                                                                    (4)[10.3.3]

       10.3.4           Cellular One License Agreement, effective as of January 30,
                        1997, between Cellular One Group and Sygnet Communications,
                        Inc. (PA-7).                                                                    (4)[10.3.4]

       10.3.5           Cellular One License Agreement, effective as of January 1,
                        1997, between Cellular One Group and Sygnet Communications,
                        Inc. (NY-3).                                                                    (4)[10.3.5]

       10.4             Intercarrier Services Agreement dated April 25, 1995 between
                        Youngstown Cellular Telephone Company and EDS Personal
                        Communications Corporation, with Amendment dated April 10,
                        1996.                                                                            (3)[10.13]

       10.4.1           Amendment No. 2 dated August 1, 1997 to Intercarrier
                        Services Agreement dated April 25, 1995 between Youngstown
                        Cellular Telephone Company and EDS Personal Communications
                        Corporation.                                                                    (4)[10.4.1]

EXHIBIT                                                                                         METHOD OF
NUMBERS                                         DESCRIPTION                                      FILING
-------                 ------------------------------------------------------------  -----------------------------
       10.5             Northern Telecom, Inc. DMS-MTX Cellular Supply Agreement
                        dated June 1, 1996 between Youngstown Cellular Telephone
                        Company and Northern Telecom, Inc.                                               (3)[10.12]

       10.5.1           Amendment No. 1 dated April 15, 1998 to Northern Telecom,
                        Inc. DMS-MTX Cellular Supply Agreement dated June 1, 1996
                        between Youngstown Cellular Telephone Company and Northern
                        Telecom, Inc.                                                                   (4)[10.5.1]

       21               Subsidiaries.                                                                       (4)[21]

       23               Consent of Ernst & Young LLP (Cleveland-Sygnet).                                        (6)

       27               Financial Data Schedule.                                                                (6)

------------------------

(1) Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Quarterly Report of Sygnet Wireless, Inc. (333-10161) on Form 10-Q for the quarterly period ended June 30, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Sygnet Wireless, Inc. Registration Statement on Form S-1 (Registration No. 333-10161), as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed as an exhibit to Dobson/Sygnet Communications Company's Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(5) Filed as an exhibit to Dobson Communications Corporation's Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

(6) Filed herewith.