Form 10-Q
period 2000-03-31
DOBSON SYGNET COMMUNICATIONS CO
filed 2000-05-11
CIK 1076761

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

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 (405)-529-8500

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 5, 2000, there were 100 shares of the registrant's $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                          PAGE
                                                                        --------
Item 1.   Condensed Consolidated Financial Statements (Unaudited):
          Condensed Consolidated Balance Sheets as of March 31, 2000
            and
            December 31, 1999.........................................      3
          Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2000 and 1999................      4
          Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999................      5
          Notes to Condensed Consolidated Financial Statements........      6
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      8
Item 3.   Quantitative and Qualitative Disclosure about Market Risk...     12

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     13
Item 2.   Changes in Securities and Use of Proceeds...................     13
Item 3.   Defaults Upon Senior Securities.............................     13
Item 4.   Submission of Matters to a Vote of Security Holders.........     13
Item 5.   Other Information...........................................     13
Item 6.   Exhibits and Reports on Form 8-K............................     13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $    730,898      $  2,259,212
Restricted cash and investments.............................     22,080,000        22,919,339
Accounts receivable, net....................................     17,066,838        15,671,828
Other current assets........................................      4,196,073         4,309,261
                                                               ------------      ------------
  Total current assets......................................     44,073,809        45,159,640
                                                               ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, net..........................     60,761,788        57,389,201
                                                               ------------      ------------
OTHER ASSETS:
Restricted investments......................................     27,615,365        26,426,470
Cellular license acquisition costs, net.....................    655,929,984       666,857,580
Deferred financing costs, net...............................     44,250,097        45,526,469
Customer list, net..........................................     32,895,155        35,253,674
Other.......................................................        557,179           707,733
                                                               ------------      ------------
  Total other assets........................................    761,247,780       774,771,926
                                                               ------------      ------------
  Total assets..............................................   $866,083,377      $877,320,767
                                                               ============      ============

                              LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable............................................   $ 10,502,823      $  9,530,798
Accrued expenses............................................     16,300,005         4,708,873
Deferred revenue and customer deposits......................      3,518,183         3,334,015
Current portion of long-term debt...........................     13,327,625        11,125,000
                                                               ------------      ------------
  Total current liabilities.................................     43,648,636        28,698,686
                                                               ------------      ------------
Payables due to affiliates..................................     16,740,464        11,178,994
Long-term debt, net of current portion......................    544,122,375       586,875,000
Deferred income taxes.......................................    143,763,918       152,354,284
STOCKHOLDER'S EQUITY:
Common stock, $1.00 par value, 500 shares authorized and 100
  shares issued and outstanding.............................            100               100
Additional paid-in capital..................................    178,300,000       145,000,000
Retained deficit............................................    (60,492,116)      (46,786,297)
                                                               ------------      ------------
  Total stockholder's equity................................    117,807,984        98,213,803
                                                               ------------      ------------
  Total liabilities and stockholder's deficit...............   $866,083,377      $877,320,767
                                                               ============      ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
OPERATING REVENUE:
  Service revenue...........................................  $ 25,191,020   $ 22,308,993
  Roaming revenue...........................................     8,589,302      7,806,877
  Equipment sales and other.................................     2,109,929      1,716,022
                                                              ------------   ------------
    Total operating revenue.................................    35,890,251     31,831,892
                                                              ------------   ------------
OPERATING EXPENSES:
  Cost of service...........................................     6,285,105      6,862,599
  Cost of equipment.........................................     5,378,552      2,750,213
  Marketing and selling.....................................     7,006,921      4,304,178
  General and administrative................................     5,743,233      5,543,552
  Depreciation and amortization.............................    17,153,619     17,945,848
                                                              ------------   ------------
    Total operating expenses................................    41,567,430     37,406,390
                                                              ------------   ------------
OPERATING LOSS..............................................    (5,677,179)    (5,574,498)
INTEREST EXPENSE............................................   (17,124,256)   (16,110,639)
OTHER INCOME, net...........................................       695,274      1,315,778
                                                              ------------   ------------
LOSS BEFORE INCOME TAXES....................................   (22,106,161)   (20,369,359)
INCOME TAX BENEFIT..........................................     8,400,342      7,740,356
                                                              ------------   ------------
NET LOSS....................................................  $(13,705,819)  $(12,629,003)
                                                              ============   ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON
  SHARE.....................................................  $   (137,058)  $   (126,290)
                                                              ============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............           100            100
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(13,705,819)  $(12,629,003)
Adjustments to reconcile net loss to net cash provided by
  operating activities--
  Depreciation and amortization.............................    17,153,619     17,945,848
  Amortization of financing costs...........................     1,301,449      1,258,928
  Deferred income taxes.....................................    (8,590,366)    (9,269,298)
Changes in current assets and liabilities--
  Accounts receivable.......................................    (1,395,010)       917,428
  Other current assets......................................      (236,366)       861,500
  Accounts payable..........................................       972,025      6,728,184
  Accrued expenses..........................................    11,591,132     (1,949,678)
  Deferred revenues and customer deposits...................       184,168       (120,248)
                                                              ------------   ------------
    Net cash used in operating activities...................     7,274,832      3,743,661
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (6,360,781)    (2,927,488)
  Purchase of cellular licenses and properties..............    (1,021,796)   (13,885,105)
  Increase in payable-affiliate.............................     5,561,470       (666,264)
  Other investing activities................................       293,773             --
                                                              ------------   ------------
    Net cash used in investing activities...................    (1,527,334)   (17,478,857)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt..............................   (40,550,000)    (4,000,000)
  Capital contribution......................................    33,300,000             --
  Other financing activities................................       (25,812)      (654,133)
                                                              ------------   ------------
    Net cash provided by financing activities...............    (7,275,812)    (4,654,133)
                                                              ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (1,528,314)   (18,389,329)
CASH AND CASH EQUIVALENTS, beginning of year................     2,259,212     20,262,977
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, end of year......................  $    730,898   $  1,873,648
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION:
Cash paid for interest......................................  $  4,325,016   $  5,450,717

   The accompanying notes are an integral part of this consolidated financial statement.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets of Dobson/Sygnet Communications Company ("the Company") as of March 31, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three months ended
March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed balance sheet data at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1999 consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

1. ORGANIZATION

    The Company was incorporated under the name Front Nine Holdings, Inc. as an Oklahoma corporation on July 23, 1998. Subsequently, the Company changed its name to Dobson/Sygnet Communications Company and amended its certificate of incorporation on December 2, 1998 to reflect this change. The Company is a wholly owned subsidiary of Dobson Communications Corporation ("Dobson Communications").

2. STOCKHOLDER'S EQUITY

    On March 31, 2000, the Company received an equity contribution of $33.3 million from its parent company, Dobson Communications. This contribution was used to repay debt under the Company's credit facility.

3. RECLASSIFICATIONS

    Certain items have been reclassified in the 1999 consolidated financial statements to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We own and operate cellular telephone systems serving a large cluster of properties with a population of approximately 2.4 million and approximately 238,400 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our cellular systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the financial condition and results of our operations.

REVENUE

    Our cellular revenues consist of service revenue, roaming revenue and equipment sales and other revenues. There has been an industry trend of declining average revenue per minute, as competition among service providers has led to reductions in rates for airtime, subscriptions and other charges. We believe that the impact of this trend will be mitigated by increases in the number of cellular telecommunications subscribers and the number of minutes of usage per subscriber. There has also been a broad trend in the wireless telecommunications industry of declining average revenue per subscriber. We believe that the downward trend results primarily from the addition of new lower usage customers who utilize wireless services for personal convenience, security or as a backup for their traditional landline telephone as well as declining average revenues per minute.

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 23.9% and 24.5% of our cellular revenue for the three months ended March 31, 2000 and 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur virtually no costs related to equipment, customer service or collections to earn roaming revenues.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield, which is our roaming service revenues, including airtime, toll charges and surcharges, divided by roaming minutes of use, was $.38 and $.61 for the months ended March 31, 2000 and 1999, respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues increase due to growth in roaming minutes of use.

    We derive revenues from charges to our subscribers when those subscribers roam into other wireless providers' markets. Through 1999, our accounting practice was to net those revenues against the associated expenses charged to us by third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers' calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third-party wireless providers. Recently, the industry has been moving to pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, we have changed our accounting procedures to report these revenues and expenses separately in our statement of operations and have restated prior year amounts to reflect this change in accounting principle.

    Our overall cellular penetration rates increased for the three month period ended March 31, 2000, compared to the same period in 1999 due to the incremental penetration gains in our markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenues will continue to exceed the loss of revenues attributable to our cellular churns.

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

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

    OPERATING REVENUE. For the three months ended March 31, 2000, total operating revenue increased $4.1 million, or 12.7%, to $35.9 million from $31.8 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 70.2%, 24.0% and 5.8%, respectively, of total operating revenue during the three months ended March 31, 2000 and 70.0%, 24.6%, and 5.4%, respectively, of total operating revenue during the three months ended March 31, 1999.

    The following table sets forth the components of our operating revenue for the three months ended March 31, 2000 and 1999:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
  Service revenue.........................................  $25,191    $22,309
  Roaming revenue.........................................    8,589      7,807
  Equipment sales and other...............................    2,110      1,716
                                                            -------    -------
  Total...................................................  $35,890    $31,832
                                                            =======    =======

    Service revenue increased $2.9 million, or 12.9%, to $25.2 million in the three months ended March 31, 2000 from $22.3 million in the same period of 1999. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 27.3% to approximately 238,400 at March 31, 2000 from approximately 187,200 at March 31, 1999. The average monthly service revenue per subscriber decreased to $36 from $40 for the three months ended March 31, 2000 compared to the same period in 1999.

    Roaming revenue increased $0.8 million, or 10.0%, to $8.6 million in the three months ended March 31, 2000 from $7.8 million for the comparable period of 1999. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

    Equipment sales and other revenue increased $0.4 million or 22.9%, to $2.1 million in the three months ended March 31, 2000 from $1.7 million in the same period of 1999, as we sold more equipment during the three months ended
March 31, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended March 31, 2000, the total cost of service decreased 8.4% to $6.3 million from $6.9 million for the comparable period in 1999. In addition, as a percentage of service and roaming revenue, cost of cellular service decreased to 18.6% for the three months ended
March 31, 2000 from 22.8% for the same period in 1999. These decreases are primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the three months ended March 31, 2000, cost of equipment increased $2.6 million, or 95.6% to $5.4 million from $2.8 million in the same period of 1999, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS. Marketing and selling costs increased $2.7 million, or 62.8%, to $7.0 million for the three month period ended March 31, 2000, from $4.3 million in the comparable period of 1999. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensation and commission expenses as well as an increase in advertising and promotional expenses. The number of gross subscribers added in the first quarter of 2000 was approximately 25,400. The number of gross subscribers added in the first quarter of 1999 was approximately 15,300.

    GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended March 31, 2000, general and administrative cost increased $0.2 million, or 3.6%, to $5.7 million from $5.5 million for the comparable period in 1999. As a percentage of total operating revenue, general and administrative costs decreased to16.0% from 17.4% for the three month period ended March 31, 2000 compared to the same three month period in 1999. In addition, the Company's average monthly general and administrative costs per subscriber decreased to $8 from $10 for the three months ended March 31, 2000 and 1999. These decreases in general and administrative costs were a result of efficiencies gained from the continued integration with our parent, Dobson Communications.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $0.7 million, or 4.4% to $17.2 million in the three months ended March 31, 2000 from $17.9 million in the same period of 1999. This decrease is a result of the acceleration of depreciation on certain assets that were replaced in 1999.

    INTEREST EXPENSE. For the three months ended March 31, 2000, interest expense increased $1.0 million, or 6.3%, to $17.1 million from $16.1 million in the same period of 1999. The increase was primarily a result of increased interest rates on our revolving credit facility in the three months ended
March 31, 2000 compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular telephone systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt securities.

    At March 31, 2000, we had working capital of $0.4 million (a ratio of current assets to current liabilities of 1:1) and an unrestricted cash balance of $0.7 million, which compares to working capital of $16.5 million (a ratio of current assets to current liabilities of 1.6:1) and an unrestricted cash balance of $2.3 million at December 31, 1999.

    Our net cash provided by operating activities totaled $7.3 million and $3.7 million for the three month periods ended March 31, 2000, and 1999, respectively. The increase of $3.6 million was primarily due to the change in current assets and liabilities.

    Net cash used in investing activities, which totaled $1.5 million and $17.5 million for the three months ended March 31, 2000, and 1999, respectively. The decrease of $16.0 million was primarily due to a decrease in the purchase of cellular licenses and properties and an increase in payables due to affiliates.

    Net cash used in financing activities was $7.3 million and $4.7 million for the three month period ended March 31, 2000 and 1999, respectively. Financing activity for the three months ended March 31, 2000 consisted primarily of $33.3 million of capital contributions offset by repayments of long-term debt totaling $40.6 million.

    Our capital expenditures were $6.4 million for the three months ended
March 31, 2000 and we expect our capital expenditures to be approximately $30.0 to $35.0 million for all of 2000. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions.

    Our credit facilities aggregate $430.0 million, consisting of a $50.0 million revolving credit facility and $380.0 million of term loan facilities. As of March 31, 2000 we had $357.5 million outstanding under the facilities at a weighted average interest rate of 9.3%. Obligations under our new facilities are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facilities require that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. To date, we believe that we have maintained the required financial ratios. Our ability to borrow under our credit facilities will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under our credit facilities will reduce until they terminate. Our outstanding $200.0 million senior notes bear interest at a rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds from the issuance of these notes to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

    In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the credit facilities at approximately 5.48% plus a factor based on our leverage (approximately 8.77% at March 31, 2000). The term of the interest rate swap is 24 months.

    Although we cannot provide any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our cellular systems and significant and sustained growth in our cash flow, borrowings under the credit facilities, and cash flow from operations, will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. However, we will need to refinance the credit facilities, and the senior notes at their maturities. Our ability to do so will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

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

    During the fourth quarter of 1999, we completed our year 2000 contingency and business continuity plans. In addition, during the first quarter of 2000, we tested our critical systems and those tests revealed no year 2000 problems, nor have our operations to date experienced any year 2000 related problems. We will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems as various functions are utilized in the coming months. We will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, roaming partners, customers and others with which we do business to coordinate year 2000 compliance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on our credit facilities. Increases in interest expense related to the interest rate swap for the three months ended March 31, 2000 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at March 31, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

           EXHIBIT
           NUMBER           DESCRIPTION
    ---------------------   -----------
            27.1            Financial Data Schedule-Three Months Ended March 31, 2000

    (b) Reports on Form 8K

        Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DOBSON/SYGNET COMMUNICATIONS COMPANY

                                                       By:            /s/ EVERETT R. DOBSON
                                                            -----------------------------------------
                                                                        Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
Date: May 11, 2000                                                      EXECUTIVE OFFICER

                                                       By:           /s/ BRUCE R. KNOOIHUIZEN
                                                            -----------------------------------------
                                                                       Bruce R. Knooihuizen
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
Date: May 11, 2000                                                (PRINCIPAL FINANCIAL OFFICER)