Form 10-Q
period 2000-06-30
DOBSON SYGNET COMMUNICATIONS CO
filed 2000-08-03
CIK 1076761

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 1, 2000, there were 100 shares of the registrant's $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
                               INDEX TO FORM 10-Q

                           PART I.  FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of June 30, 2000         3
           and December 31, 1999.....................................

         Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2000 and 1999.........      4

         Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2000 and 1999.......................      5

         Notes to Condensed Consolidated Financial Statements........      6

Item 2.  Management's Discussion and Analysis of Financial Condition       7
           and Results of Operations.................................

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...     12

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................     13

Item 2.  Changes in Securities and Use of Proceeds...................     13

Item 3.  Defaults Upon Senior Securities.............................     13

Item 4.  Submission of Matters to a Vote of Security Holders.........     13

Item 5.  Other Information...........................................     13

Item 6.  Exhibits and Reports on Form 8-K............................     13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,870,381   $  2,259,212
  Restricted cash and investments...........................    22,735,000     22,919,339
  Accounts receivable, net..................................    19,608,578     15,671,828
  Other current assets......................................     3,377,319      4,309,261
                                                              ------------   ------------
    Total current assets....................................    47,591,278     45,159,640
                                                              ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, net..........................    68,699,494     57,389,201

OTHER ASSETS:
  Restricted investments....................................    15,343,298     26,426,470
  Cellular license acquisition costs, net...................   643,912,408    666,857,580
  Deferred financing costs, net.............................    42,947,522     45,526,469
  Customer list, net........................................    30,660,768     35,253,674
  Other.....................................................       503,961        707,733
                                                              ------------   ------------
    Total other assets......................................   733,367,957    774,771,926
                                                              ------------   ------------
    Total assets............................................  $849,658,729   $877,320,767
                                                              ============   ============

            LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 12,503,912   $  9,530,798
  Accrued expenses..........................................     9,833,167      4,708,873
  Deferred revenue and customer deposits....................     3,664,047      3,334,015
  Current portion of long-term debt.........................    17,750,000     11,125,000
                                                              ------------   ------------
    Total current liabilities...............................    43,751,126     28,698,686
                                                              ------------   ------------
  Payables due to affiliates................................    15,412,800     11,178,994
  Long-term debt, net of current portion....................   546,450,000    586,875,000
  Deferred income taxes.....................................   136,968,259    152,354,284
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 500 shares authorized and
    100 shares issued and outstanding.......................           100            100
  Additional paid-in capital................................   178,300,000    145,000,000
  Retained deficit..........................................   (71,223,556)   (46,786,297)
                                                              ------------   ------------
    Total stockholder's equity..............................   107,076,544     98,213,803
                                                              ------------   ------------
    Total liabilities and stockholder's deficit.............  $849,658,729   $877,320,767
                                                              ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS                   SIX MONTHS
                                               ENDED JUNE 30,                ENDED JUNE 30,
                                         ---------------------------   ---------------------------
                                             2000           1999           2000           1999
                                         ------------   ------------   ------------   ------------
OPERATING REVENUE:
  Service revenue......................  $ 28,567,927   $ 24,346,224   $ 53,758,946   $ 46,655,217
  Roaming revenue......................     9,751,075      8,943,003     18,340,377     16,749,880
  Equipment sales and other............     2,657,042      1,393,887      4,766,971      3,109,909
                                         ------------   ------------   ------------   ------------
    Total operating revenue............    40,976,044     34,683,114     76,866,294     66,515,006
                                         ------------   ------------   ------------   ------------
OPERATING EXPENSES:
  Cost of service......................     8,408,473      7,582,196     14,693,578     14,444,795
  Cost of equipment....................     4,899,438      2,403,807     10,277,990      5,154,020
  Marketing and selling................     6,007,862      5,405,698     13,014,783      9,709,876
  General and administrative...........     6,052,513      5,025,646     11,795,746     10,569,198
  Depreciation and amortization........    17,471,903     17,546,677     34,625,521     35,492,525
                                         ------------   ------------   ------------   ------------
    Total operating expenses...........    42,840,189     37,964,024     84,407,618     75,370,414
                                         ------------   ------------   ------------   ------------
OPERATING LOSS.........................    (1,864,145)    (3,280,910)    (7,541,324)    (8,855,408)
INTEREST EXPENSE.......................   (16,077,777)   (15,958,886)   (33,202,034)   (32,069,525)
OTHER INCOME, net......................       633,147        942,579      1,328,422      2,258,357
LOSS BEFORE INCOME TAXES...............   (17,308,775)   (18,297,217)   (39,414,936)   (38,666,576)
INCOME TAX BENEFIT.....................     6,577,335      6,952,946     14,977,677     14,693,302
                                         ------------   ------------   ------------   ------------
  NET LOSS.............................  $(10,731,440)  $(11,344,271)  $(24,437,259)  $(23,973,274)
                                         ============   ============   ============   ============
BASIC NET LOSS APPLICABLE TO COMMON
  STOCKHOLDER PER COMMON SHARE.........  $   (107,314)  $   (113,443)  $   (244,373)  $   (239,733)
                                         ============   ============   ============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING..........................           100            100            100            100
                                         ============   ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(24,437,259)  $(23,973,274)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................    34,625,521     35,492,525
    Amortization of financing costs.........................     2,604,759      2,933,303
    Deferred income taxes...................................   (15,386,025)   (16,222,241)
    Other...................................................        (3,308)            --
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (4,922,715)    (5,525,477)
    Other current assets....................................     1,329,455      2,228,145
    Accounts payable........................................     2,973,114     11,700,704
    Accrued expenses........................................     5,124,294     (8,068,054)
    Deferred revenues and customer deposits.................       330,032        325,845
                                                              ------------   ------------
      Net cash provided by (used in) operating activities...     2,237,868     (1,108,524)
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (17,427,788)   (12,025,974)
  Purchase of cellular licenses and properties..............            --    (14,410,474)
  Increase in payable-affiliate.............................     4,233,806      6,628,685
  Other investing activities................................       223,095             --
                                                              ------------   ------------
      Net cash used in investing activities.................   (12,970,887)   (19,807,763)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt..............................   (33,800,000)   (11,000,000)
  Proceeds from long-term debt..............................            --      6,000,000
  Capital Contribution......................................    33,300,000             --
  Maturity of restricted investments, net of interest.......    10,870,000      9,684,336
  Deferred financing costs..................................       (25,812)      (969,742)
                                                              ------------   ------------
      Net cash provided by financing activities.............    10,344,188      3,714,594
                                                              ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (388,831)   (17,201,693)
CASH AND CASH EQUIVALENTS, beginning of year................     2,259,212     20,262,977
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, end of year......................  $  1,870,381   $  3,061,284
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 24,930,321   $ 25,443,387

   The accompanying notes are an integral part of this consolidated financial statement.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets of Dobson/Sygnet Communications Company ("the Company") as of June 30, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three and six months ended
June 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

    The condensed balance sheet data at December 31, 1999 were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1999 consolidated financial statements included in the Company's Form 10-K for the fiscal year ended December 31, 1999.

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

2.  STOCKHOLDER'S EQUITY

    On March 31, 2000, the Company received an equity contribution of $33.3 million from its parent company, Dobson Communications. This contribution was used to repay debt under the Company's credit facility and increased the total capital contributed by Dobson Comminications to $178.3 million.

3.  RECLASSIFICATIONS

    Certain items have been reclassified in the 1999 consolidated financial statements to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We own and operate cellular telephone systems serving a large cluster of properties with a population of approximately 2.4 million and 243,900 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our cellular systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the financial condition and results of our operations.

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

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 23.8%, 25.8%, 23.9%, and 25.2% of our cellular revenue for the three and six months ended June 30, 2000 and 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur virtually no costs related to equipment, customer service or collections to earn roaming revenues.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield, which is our roaming service revenues, including airtime, toll charges and surcharges, divided by roaming minutes of use, was $.37, $.48, $.37, and $.53 for the three and six months ended June 30, 2000 and 1999, respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues increase due to growth in roaming minutes of use.

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

    Our overall cellular penetration rates increased for the six month period ended June 30, 2000, compared to the same period in 1999 due to the incremental penetration gains in our markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenues will continue to exceed the loss of revenues attributable to our cellular churns.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    OPERATING REVENUE. For the three months ended June 30, 2000, total operating revenue increased $6.3 million, or 18.1%, to $ 41.0 million from $34.7 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 69.7%, 23.8% and 6.5%, respectively, of total operating revenue during the three months ended June 30, 2000 and 70.2%, 25.8%, and 4.0%, respectively, of total operating revenue during the three months ended June 30, 1999.

    The following table sets forth the components of our operating revenue for the three months ended June 30, 2000 and 1999:

                                                            THREE MONTHS ENDED
                                                            -------------------
                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
Service revenue...........................................  $28,568    $24,346
Roaming revenue...........................................    9,751      8,943
Equipment sales and other.................................    2,657      1,394
                                                            -------    -------
Total.....................................................  $40,976    $34,683
                                                            =======    =======

    Service revenue increased $4.3 million, or 17.3%, to $28.6 million in the three months ended June 30, 2000 from $24.3 million in the same period of 1999. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 22.3% to 243,900 at June 30, 2000 from 199,500 at June 30, 1999. The average monthly service revenue per subscriber decreased to $39 from $42 for the three months ended June 30, 2000 compared to the same period in 1999.

    Roaming revenue increased $0.9 million, or 9.0%, to $9.8 million in the three months ended June 30, 2000 from $8.9 million for the comparable period of 1999. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets offset by scheduled declines in rates paid to or by our major roaming partners.

    Equipment sales and other revenue increased $1.3 million or 90.6%, to $2.7 million in the three months ended June 30, 2000 from $1.4 million in the same period of 1999, as we sold more equipment during the three months ended
June 30, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended June 30, 2000, the total cost of service increased 10.9% to $8.4 million from $7.6 million for the comparable period in 1999. This increase is primarily the result of the growth in our subscribers. However, as a percentage of service and roaming revenue, cost of cellular service decreased to 21.9% for the three months ended June 30, 2000 from 22.8% for the same period in 1999. This decrease is primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the three months ended June 30, 2000, cost of equipment increased $2.5 million, or 103.8% to $4.9 million from $2.4 million in the same period of 1999, primarily from increases in the volume of equipment upgrades from existing subscribers and new equipment sales from the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$0.6 million, or 11.1%, to $6.0 million for the three month period ended
June 30, 2000, from $5.4 million in the comparable period of 1999. This increase resulted mainly from an increase in advertising expenses.

    GENERAL AND ADMINISTRATIVE EXPENSE. For the three months ended June 30, 2000, general and administrative cost increased $1.1 million, or 20.4%, to $6.1 million from $5.0 million for the comparable period in 1999 as a result of increased infrastructure costs. As a percentage of total operating revenue, general and administrative costs increased slightly to 14.8% from 14.5% for the three month period ended June 30, 2000 compared to the same three month period in 1999. However, the Company's average monthly general and administrative costs per subscriber remained constant at $8 for the three months ended June 30, 2000 and 1999.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense remained constant at $17.5 million for the three months ended June 30, 2000 and 1999.

    INTEREST EXPENSE. For the three months ended June 30, 2000, interest expense increased $0.1 million, or 0.7%, to $16.1 million from $16.0 million in the same period of 1999. The increase was primarily a result of increased interest rates on our revolving credit facility in the three months ended
June 30, 2000 compared to the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    OPERATING REVENUE. For the six months ended June 30, 2000, total operating revenue increased $10.4 million, or 15.6%, to $76.9 million from $66.5 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 69.9%, 23.9% and 6.2%, respectively, of total operating revenue during the six months ended June 30, 2000 and 70.1%, 25.2%, and 4.7%, respectively, of total operating revenue during the six months ended June 30, 1999.

    The following table sets forth the components of our operating revenue for the three months ended June 30, 2000 and 1999:

                                                                 JUNE 30,
                                                             SIX MONTHS ENDED
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
Service revenue...........................................  $53,759    $46,655
Roaming revenue...........................................   18,340     16,750
Equipment sales and other.................................    4,767      3,110
                                                            -------    -------
Total.....................................................  $78,866    $66,515
                                                            =======    =======

    Service revenue increased $7.1 million, or 15.2%, to $53.8 million in the six months ended June 30, 2000 from $46.7 million in the same period of 1999. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 22.3% to 243,900 at June 30, 2000 from 199,500 at June 30, 1999. The average monthly service revenue per subscriber decreased to $38 from $41 for the six months ended June 30, 2000 compared to the same period in 1999.

    Roaming revenue increased $1.6 million, or 9.5%, to $18.3 million in the six months ended June 30, 2000 from $16.7 million for the comparable period of 1999. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets offset by scheduled declines in rates paid to or by our major roaming partners.

    Equipment sales and other revenue increased $1.7 million or 53.3%, to $4.8 million in the six months ended June 30, 2000 from $3.1 million in the same period of 1999, as we sold more equipment during the six months ended June 30, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the six months ended June 30, 2000, the total cost of service increased 1.7% to $14.7 million from $14.4 million for the comparable period in 1999. However, as a percentage of service and roaming revenue, cost of cellular service decreased to 20.4% for the six months ended June 30, 2000 from 22.8% for the same period in 1999. This decrease is primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the six months ended June 30, 2000, cost of equipment increased $5.1 million, or 99.4% to $10.3 million from $5.2 million in the same period of 1999, primarily from increases in the volume of equipment sold due to the growth in subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$3.3 million, or 34.0%, to $13.0 million for the six month period ended
June 30, 2000, from $9.7 million in the comparable period of 1999. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensation and commission expenses as well as an increase in advertising and promotional expenses. The number of gross subscribers added in the six month period ended June 30, 2000 was approximately 43,000. The number of gross subscribers added in the six month period ended June 30, 1999 was approximately 34,100.

    GENERAL AND ADMINISTRATIVE EXPENSE. For the six months ended June 30, 2000, general and administrative cost increased $1.2 million, or 11.6%, to $11.8 million from $10.6 million for the comparable period in 1999 as a result of increased infrastructure costs. As a percentage of total operating revenue, general and administrative costs decreased to 15.3% from 15.9% for the six month period ended June 30, 2000 compared to the same six month period in 1999. In addition, the Company's average monthly general and administrative costs per subscriber decreased to $8 from $9 for the six months ended June 30, 2000 and 1999. These decreases in general and administrative costs were a result of efficiencies gained from the continued integration with our parent company, Dobson Communications.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased $0.9 million, or 2.4% to $34.6 million in the six months ended June 30, 2000 from $35.5 million in the same period of 1999. This decrease is a result of the acceleration of depreciation on certain assets that were replaced in 1999.

    INTEREST EXPENSE. For the six months ended June 30, 2000, interest expense increased $1.1 million, or 3.5%, to $33.2 million from $32.1 million in the same period of 1999. The increase was primarily a result of increased interest rates on our revolving credit facility in the three months ended June 30, 2000 compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular telephone systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt and the sale of debt securities.

    At June 30, 2000, we had working capital of $3.8 million (a ratio of current assets to current liabilities of 1.1:1) and an unrestricted cash balance of $1.9 million, which compares to working capital of $16.5 million (a ratio of current assets to current liabilities of 1.6:1) and an unrestricted cash balance of $2.3 million at December 31, 1999.

    Our net cash provided by operating activities totaled $2.2 million compared to net cash used by operating activities of $1.1 million for the six month period ended June 30, 2000, and 1999, respectively. The increase of $3.3 million was primarily due to the change in current assets and liabilities.

    Net cash used in investing activities, which totaled $13.0 million and $19.8 million for the six months ended June 30, 2000, and 1999, respectively. The decrease of $6.8 million was primarily due to a decrease in the purchase of cellular licenses and properties and an increase in payables due to affiliates, offset by an increase in capital expenditures.

    Net cash provided by financing activities was $10.3 million and $3.7 million for the six month period ended June 30, 2000 and 1999, respectively. Financing activity for the six months ended June 30, 2000 consisted primarily of $33.3 million of capital contributions offset by repayments of long-term debt totaling $33.8 million.

    Our capital expenditures were $17.4 million for the six months ended
June 30, 2000 and we expect our capital expenditures to be approximately $30.0 to $35.0 million for all of 2000. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions.

    Our subsidiary, Sygnet Wireless, Inc.'s credit facilities aggregate
$388.2 million, consisting of a $46.0 million revolving credit facility and $342.2 million of term loan facilities. As of June 30, 2000 we had $364.2 million outstanding under the facilities at a weighted average interest rate of 9.7%. Obligations under our new facilities are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facilities require that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. To date, we believe that we have maintained the required financial ratios. Our ability to borrow under our credit facilities will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under our credit facilities will reduce until they terminate. Our outstanding $200.0 million senior notes bear interest at a rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds from the issuance of these notes to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

    In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the credit facilities at approximately 5.48% plus a factor based on our leverage (approximately 8.77% at June 30, 2000). The term of the interest rate swap is 24 months.

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

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including planned capital expenditures, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our cellular business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on our credit facilities. Increases in interest expense related to the interest rate swap for the six months ended June 30, 2000 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at June 30, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

     (a)        Exhibits

      The following exhibits are filed as a part of this report:

  EXHIBIT
  NUMBER                  DESCRIPTION
  -------                 -----------
  27.1.................   Financial Data Schedule-Three Months Ended June 30, 2000

     (b)        Reports on Form 8K

                 Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DOBSON/SYGNET COMMUNICATIONS COMPANY

Date: August 2, 2000                                   By:            /s/ EVERETT R. DOBSON
                                                            -----------------------------------------
                                                                        Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER

Date: August 2, 2000                                   By:           /s/ BRUCE R. KNOOIHUIZEN
                                                            -----------------------------------------
                                                                       Bruce R. Knooihuizen
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)