Form 10-Q
period 2000-09-30
DOBSON SYGNET COMMUNICATIONS CO
filed 2000-11-14
CIK 1076761

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 1, 2000, there were 100 shares of the registrant's $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOBSON/SYGNET COMMUNICATIONS COMPANY
                               INDEX TO FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                      --------
Item 1.                 Condensed Consolidated Financial Statements (Unaudited):
                        Condensed Consolidated Balance Sheets as of September 30,
                          2000 and December 31, 1999................................      3
                        Condensed Consolidated Statements of Operations for the
                          Three and Nine months Ended September 30, 2000 and 1999...      4
                        Condensed Consolidated Statements of Cash Flows for the Nine
                          months Ended September 30, 2000 and 1999..................      5
                        Notes to Condensed Consolidated Financial Statements........      6
Item 2.                 Management's Discussion and Analysis of Financial Condition       7
                        and Results of Operations...................................
Item 3.                 Quantitative and Qualitative Disclosure about Market Risk...     13

                                 PART II.  OTHER INFORMATION
Item 1.                 Legal Proceedings...........................................     14
Item 2.                 Changes in Securities and Use of Proceeds...................     14
Item 3.                 Defaults Upon Senior Securities.............................     14
Item 4.                 Submission of Matters to a Vote of Security Holders.........     14
Item 5.                 Other Information...........................................     14
Item 6.                 Exhibits and Reports on Form 8-K............................     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,653,865    $  2,259,212
  Restricted cash and investments...........................    24,735,000      22,919,339
  Accounts receivable, net..................................    22,746,669      15,671,828
  Other current assets......................................     4,367,641       4,309,261
                                                              ------------    ------------
      Total current assets..................................    53,503,175      45,159,640
                                                              ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, net..........................    70,765,194      57,389,201
OTHER ASSETS:
  Receivables-affiliates....................................       499,693              --
  Restricted investments....................................    13,201,521      26,426,470
  Cellular license acquisition costs, net...................   632,784,123     666,857,580
  Deferred financing costs, net.............................    41,819,131      45,526,469
  Customer list, net........................................    28,848,426      35,253,674
  Other.....................................................       391,779         707,733
                                                              ------------    ------------
      Total other assets....................................   717,544,673     774,771,926
                                                              ------------    ------------
      Total assets..........................................  $841,813,042    $877,320,767
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 10,490,911    $  9,530,798
  Accrued expenses..........................................    10,387,735       4,708,873
  Deferred revenue and customer deposits....................     3,946,200       3,334,015
  Current portion of long-term debt.........................    21,062,500      11,125,000
                                                              ------------    ------------
      Total current liabilities.............................    45,887,346      28,698,686
                                                              ------------    ------------
  Payables-affiliates.......................................    20,098,443      11,178,994
  Long-term debt, net of current portion....................   520,199,254     586,875,000
  Deferred income taxes.....................................   131,929,050     152,354,284
STOCKHOLDER'S EQUITY:
  Common stock, $1.00 par value, 500 shares authorized and
    100 shares issued and outstanding.......................           100             100
  Additional paid-in capital................................   203,500,000     145,000,000
  Retained deficit..........................................   (79,801,151)    (46,786,297)
                                                              ------------    ------------
      Total stockholder's equity............................   123,698,949      98,213,803
                                                              ------------    ------------
      Total liabilities and stockholder's equity............  $841,813,042    $877,320,767
                                                              ============    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS                  NINE MONTHS
                                             ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                          -------------------------   ---------------------------
                                             2000          1999           2000           1999
                                          -----------   -----------   ------------   ------------
OPERATING REVENUE:
  Service revenue.......................  $30,994,869   $25,450,143   $ 84,753,815   $ 72,105,360
  Roaming revenue.......................   11,824,762    11,654,977     30,165,139     28,404,857
  Equipment sales and other.............    2,027,794     1,359,934      6,794,765      4,469,843
                                          -----------   -----------   ------------   ------------
    Total operating revenue.............   44,847,425    38,465,054    121,713,719    104,980,060
                                          -----------   -----------   ------------   ------------
OPERATING EXPENSES:
  Cost of service.......................    9,903,148     8,115,039     24,596,726     22,559,834
  Cost of equipment.....................    4,075,601     3,241,716     14,353,591      8,395,736
  Marketing and selling.................    5,803,604     5,736,966     18,818,387     15,446,842
  General and administrative............    6,500,993     4,985,972     18,296,739     15,555,170
  Depreciation and amortization.........   16,852,611    15,972,203     51,478,132     51,464,728
                                          -----------   -----------   ------------   ------------
    Total operating expenses............   43,135,957    38,051,896    127,543,575    113,422,310
                                          -----------   -----------   ------------   ------------
OPERATING INCOME (LOSS).................    1,711,468       413,158     (5,829,856)    (8,442,250)
INTEREST EXPENSE........................  (16,071,767)  (16,506,529)   (49,273,801)   (48,576,054)
OTHER INCOME, net.......................      525,471     1,173,445      1,853,893      3,431,802
                                          -----------   -----------   ------------   ------------
LOSS BEFORE INCOME TAXES................  (13,834,828)  (14,919,926)   (53,249,764)   (53,586,502)
INCOME TAX BENEFIT......................    5,257,233     5,669,572     20,234,910     20,362,874
                                          -----------   -----------   ------------   ------------
  NET LOSS..............................  $(8,577,595)  $(9,250,354)  $(33,014,854)  $(33,223,628)
                                          ===========   ===========   ============   ============
BASIC NET LOSS APPLICABLE TO COMMON
  STOCKHOLDER PER COMMON SHARE..........  $   (85,776)  $   (92,504)  $   (330,149)  $   (332,236)
                                          ===========   ===========   ============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING...........................          100           100            100            100
                                          ===========   ===========   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(33,014,854)  $(33,223,628)
  Adjustments to reconcile net loss to net cash provided by
    operating activities--
    Depreciation and amortization...........................    51,478,132     51,464,728
    Amortization of financing costs.........................     3,907,333      3,930,490
    Deferred income taxes...................................   (20,425,234)   (21,891,813)
    Other...................................................        (4,146)       116,147
  Changes in current assets and liabilities--
    Accounts receivable.....................................    (7,679,816)    (5,095,468)
    Other current assets....................................       480,911       (745,393)
    Accounts payable........................................     2,904,247      3,413,215
    Accrued expenses........................................     5,678,862     (5,293,946)
    Deferred revenues and customer deposits.................       612,185        897,435
                                                              ------------   ------------
      Net cash provided by (used in) operating activities...     3,937,620     (6,428,233)
                                                              ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (25,749,317)   (15,235,302)
  Purchase of cellular licenses and properties..............            --     (9,596,898)
  Increase in receivable-affiliate..........................      (499,693)            --
  Increase in payable-affiliate.............................     8,919,449      5,075,457
  Proceeds from sales of assets.............................        38,881             --
  Other investing activities................................       315,954          4,000
                                                              ------------   ------------
      Net cash used in investing activities.................   (16,974,726)   (19,752,743)
                                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt..............................   (72,738,246)   (17,000,000)
  Proceeds from long-term debt..............................    16,000,000     16,000,000
  Capital contribution......................................    58,500,000             --
  Maturity of restricted investments, net of interest.......    10,870,000      9,970,000
  Other financing activities................................      (199,995)    (1,277,701)
                                                              ------------   ------------
      Net cash provided by financing activities.............    12,431,759      7,692,299
                                                              ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (605,347)   (18,488,677)
CASH AND CASH EQUIVALENTS, beginning of period..............     2,259,212     20,262,977
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, end of period....................  $  1,653,865   $  1,774,300
                                                              ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $ 21,414,508   $ 22,630,553

  The accompanying notes are an integral part of these consolidated financial statements.

                      DOBSON/SYGNET COMMUNICATIONS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets of Dobson/Sygnet Communications Company ("the Company") as of September 30, 2000 and December 31, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

2.  STOCKHOLDER'S EQUITY

    On March 31, 2000 and July 28, 2000, the Company received equity contributions of $33.3 million and $25.2 million, respectively, from its parent company, Dobson Communications. These contributions were used to repay debt under the Company's credit facility and increased the total capital contributed by Dobson Communications to $203.5 million.

3.  RECLASSIFICATIONS

    Certain items have been reclassified in the 1999 consolidated financial statements to conform to the current presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We own and operate cellular telephone systems serving a large cluster of properties with a population of approximately 2.4 million and 244,700 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our cellular systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the financial condition and results of our operations.

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

    Roaming revenues are revenues we derive from providing service to subscribers of other wireless providers when those subscribers "roam" into our markets and use our systems to carry their calls. Roaming accounted for 26.4%, 30.3%, 24.8%, and 27.0% of our cellular revenue for the three and nine months ended September 30, 2000 and 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur virtually no costs related to equipment, customer service or collections to earn roaming revenues.

    We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenues and roaming revenues. Our roaming yield, which is our roaming service revenues, including airtime, toll charges and surcharges, divided by roaming minutes of use, was $0.39, $0.42, $0.38, and $0.48 for the three and nine months ended September 30, 2000 and 1999, respectively. Despite the decline in our roaming yield, we have seen overall roaming revenues increase due to growth in roaming minutes of use.

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

    Our overall cellular penetration rates increased for the nine month period ended September 30, 2000, compared to the same period in 1999 due to the incremental penetration gains in our markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenues will continue to exceed the loss of revenues attributable to our cellular churns.

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

    Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other cellular providers have increased the use of discounts on phone equipment and free phone promotions as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of cellular subscribers.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1999

    OPERATING REVENUE. For the three months ended September 30, 2000, total operating revenue increased $6.3 million, or 16.6%, to $44.8 million from $38.5 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 69.1%, 26.4% and 4.5%, respectively, of total operating revenue during the three months ended September 30, 2000 and 66.2%, 30.3%, and 3.5%, respectively, of total operating revenue during the three months ended September 30, 1999.

    The following table sets forth the components of our operating revenue for the three months ended September 30, 2000 and 1999:

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
Service revenue...........................................   30,995     25,450
Roaming revenue...........................................   11,824     11,655
Equipment sales and other.................................    2,028      1,360
                                                            -------    -------
Total.....................................................  $44,847    $38,465
                                                            =======    =======

    Service revenue increased $5.5 million, or 21.8%, to $31.0 million in the three months ended September 30, 2000 from $25.5 million in the same period of 1999. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 15.8% to 244,700 at September 30, 2000 from 211,300 at September 30, 1999. The average monthly service revenue per subscriber increased to $42 from $41 for the three months ended September 30, 2000 compared to the same period in 1999.

    Roaming revenue increased $0.1 million, or 1.5%, to $11.8 million in the three months ended September 30, 2000 from $11.7 million for the comparable period of 1999. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets offset by scheduled declines in rates paid to or by our major roaming partners.

    Equipment sales and other revenue increased $0.6 million or 49.1%, to $2.0 million in the three months ended September 30, 2000 from $1.4 million in the same period of 1999, as we sold more equipment during the three months ended September 30, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the three months ended September 30, 2000, the total cost of service increased 22.0% to $9.9 million from $8.1 million for the comparable period in 1999. This increase is primarily the result of the growth in our subscribers. In addition, as a percentage of service and roaming revenue, cost of cellular service increased to 23.1% for the three months ended
September 30, 2000 from 21.9% for the same period in 1999. This increase is primarily the result of growth in off-system minutes and their related expenses.

    COST OF EQUIPMENT. For the three months ended September 30, 2000, cost of equipment increased $0.9 million, or 25.7% to $4.1 million from $3.2 million in the same period of 1999, primarily from increases in the volume of equipment upgrades from existing subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$0.1 million, or 1.2%, to $5.8 million for the three month period ended September 30, 2000, from $5.7 million in the comparable period of 1999. This increase resulted mainly from a marginal increase in advertising expenses.

    GENERAL AND ADMINISTRATIVE EXPENSE.  For the three months ended
September 30, 2000, general and administrative costs increased $1.5 million, or 30.4%, to $6.5 million from $5.0 million for the comparable period in 1999 as a result of increased infrastructure costs associated with growth in subscribers.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $0.9 million or 5.5%, to $16.9 million for the three months ended September 30, 2000, from $16.0 million in the comparable period of 1999 as a result of depreciation on 1999 and 2000 fixed asset additions.

    INTEREST EXPENSE. For the three months ended September 30, 2000, interest expense decreased $0.4 million, or 2.6%, to $16.1 million from $16.5 million in the same period of 1999. The decrease resulted primarily from a decrease in our outstanding debt balance for the three months ended September 30, 2000 compared to the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1999

    OPERATING REVENUE. For the nine months ended September 30, 2000, total operating revenue increased $16.7 million, or 15.9%, to $121.7 million from $105.0 million for the comparable period in 1999. Total service, roaming and equipment sales and other revenue represented 69.6%, 24.8% and 5.6%, respectively, of total operating revenue during the nine months ended
September 30, 2000 and 68.7%, 27.0%, and 4.3%, respectively, of total operating revenue during the nine months ended September 30, 1999.

    The following table sets forth the components of our operating revenue for the nine months ended September 30, 2000 and 1999:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Service revenue.........................................    84,754     72,105
Roaming revenue.........................................    30,165     28,405
Equipment sales and other...............................     6,795      4,470
                                                          --------   --------
Total...................................................  $121,714   $104,980
                                                          ========   ========

    Service revenue increased $12.7 million, or 17.5%, to $84.8 million in the nine months ended September 30, 2000 from $72.1 million in the same period of 1999. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 15.8% to 244,700 at September 30, 2000 from 211,300 at September 30, 1999. The average monthly service revenue per subscriber decreased to $40 from $41 for the nine months ended September 30, 2000 compared to the same period in 1999.

    Roaming revenue increased $1.8 million, or 6.2%, to $30.2 million in the nine months ended September 30, 2000 from $28.4 million for the comparable period of 1999. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets offset by scheduled declines in rates paid to or by our major roaming partners.

    Equipment sales and other revenue increased $2.3 million or 52.0%, to $6.8 million in the nine months ended September 30, 2000 from $4.5 million in the same period of 1999, as we sold more equipment during the nine months ended September 30, 2000 as a result of growth in subscribers.

    COST OF SERVICE. For the nine months ended September 30, 2000, the total cost of service increased 9.0% to $24.6 million from $22.6 million for the comparable period in 1999. However, as a percentage of service and roaming revenue, cost of cellular service decreased to 21.4% for the nine months ended September 30, 2000 from 22.5% for the same period in 1999. This decrease is primarily the result of a reduction in rates charged by third-party cellular providers for providing service to our subscribers.

    COST OF EQUIPMENT. For the nine months ended September 30, 2000, cost of equipment increased $6.0 million, or 71.0% to $14.4 million from $8.4 million in the same period of 1999, primarily from increases in the volume of equipment upgrades from existing subscribers and equipment sales to new subscribers.

    MARKETING AND SELLING COSTS.  Marketing and selling costs increased
$3.4 million, or 21.8%, to $18.8 million for the nine month period ended September 30, 2000, from $15.4 million in the comparable period of 1999. This increase resulted mainly from an increase in new subscribers added period to period which caused higher compensation and commission expenses as well as an increase in advertising and promotional expenses. The number of gross subscribers added in the nine month period ended September 30, 2000 was approximately 61,000. The number of gross subscribers added in the nine month period ended September 30, 1999 was approximately 54,800.

    GENERAL AND ADMINISTRATIVE EXPENSE.  For the nine months ended
September 30, 2000, general and administrative costs increased $2.7 million, or 17.6%, to $18.3 million from $15.6 million for the comparable period in 1999 as a result of increased infrastructure costs associated with growth in subscribers.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense remained constant at $51.5 million for the nine months ended September 30, 2000 compared to the same period of 1999.

    INTEREST EXPENSE. For the nine months ended September 30, 2000, interest expense increased $0.7 million, or 1.4%, to $49.3 million from $48.6 million in the same period of 1999. The increase was primarily a result of increased interest rates on our revolving credit facility for the nine months ended September 30, 2000 compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular telephone systems and those we may acquire. We have financed our operations through cash flows from operating activities and bank debt.

    At September 30, 2000, we had working capital of $7.6 million (a ratio of current assets to current liabilities of 1.2:1) and an unrestricted cash balance of $1.7 million, which compares to working capital of $16.5 million (a ratio of current assets to current liabilities of 1.6:1) and an unrestricted cash balance of $2.3 million at December 31, 1999.

    Our net cash provided by operating activities totaled $3.9 million compared to net cash used by operating activities of $6.4 million for the nine month period ended September 30, 2000, and 1999, respectively. The increase of $10.3 million was primarily due to the change in current assets and liabilities.

    Net cash used by investing activities, was $17.0 million for the nine months ended September 30, 2000, compared to net cash used by investing activities of $19.8 million for the nine months ended September 30, 1999. The decrease of $2.8 million was primarily due to the increase in payables due to affiliates, the decrease in the purchase of additional licenses and properties during 2000, offset by an increase in capital expenditures.

    Net cash used by financing activities was $12.4 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $7.7 million for the nine month period ended September 30, 1999. Financing activity for the nine months ended September 30, 2000 consisted primarily of $58.5 million of capital contributions offset by repayments of long-term debt totaling $72.7 million.

    Our capital expenditures were $25.7 million for the nine months ended September 30, 2000 and we expect our capital expenditures to be approximately $30.0 to $35.0 million for all of 2000. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our cellular systems and whether we consummate additional acquisitions.

    Our subsidiary, Sygnet Wireless, Inc.'s credit facilities aggregate
$362.8 million, consisting of a $42.5 million revolving credit facility and $320.3 million of term loan facilities. As of September 30, 2000 we had $341.3 million outstanding under the facilities at a weighted average interest rate of 10.0%. Obligations under our new facilities are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facilities require that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. To date, we believe that we have maintained the required financial ratios. Our ability to borrow under our credit facilities will be limited by the requirement that, on a quarterly basis, the amount available under our credit facilities will reduce until they terminate. Our outstanding $200.0 million senior notes bear interest at a rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds from the issuance of these notes to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

    In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on the credit facilities at approximately 5.48% plus a factor based on our leverage (approximately 8.77% at September 30, 2000). The term of the interest rate swap is 24 months.

    Although we cannot provide any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our cellular systems and significant and sustained growth in our cash flow, borrowings under the credit facilities, and cash flow from operations, will be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. However, we will need to refinance the credit facilities and the senior notes at their maturities. Our ability to do so will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

EFFECT OF NEW ACCOUNTING STANDARDS

    In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging ("SFAS 133"). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings.
SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. In addition, SFAS 138, was issued in June 2000 as an amendment to SFAS 133 and addresses issues causing implementation difficulties. Under SFAS 133, we would record an asset of $0.62 million relating to its interest rate hedge valuation at September 30, 2000. We have not determined the method of adoption of SFAS 133.

    In December 1999, the SEC released Staff Accounting Bulletin No. 101
("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements and specifically addresses revenue recognition requirements for nonrefundable fees, such as activation fees, collected by a company upon entering into an arrangement with a customer. On June 26, 2000, Staff Accounting Bulletin No. 101B, was issued and delays the required implementation date for SAB 101 until the quarter ending December 31, 2000. We believe that the impact of this bulletin is not material to our financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. In March 1999, we entered into an interest rate swap that effectively fixed the interest rate on $110.0 million of the principal outstanding on our credit facilities. Increases in interest expense related to the interest rate swap for the nine months ended September 30, 2000 were reflected in income and were immaterial.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

             EXHIBIT
             NUMBER                                   DESCRIPTION                                   METHOD OF FILING
      ---------------------                           -----------                           --------------------------------
              3.1             Registrant's Amended Certificate of Incorporation.                                  (3) [3.1]

              3.2             Registrant's Amended Bylaws.                                                        (3) [3.2]

              4.1             Indenture dated December 23, 1998 between Registrant, as
                                Issuer, and United States Trust Company of New York, as
                                Trustee.                                                                          (1) [4.1]

              4.2             Form of Note under Indenture (contained in Exhibit 4.1
                                hereto).                                                                          (1) [4.1]

              4.3             Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC,
                                Lehman Brothers, Inc., First Union Capital Markets, a
                                division of Wheat First Securities, Inc. and TD Securities
                                (USA) Inc., as Initial Purchasers and United States Trust
                                Company of New York, as Trustee.                                                  (3) [4.3]

              4.4             Credit Agreement among the Agents and Lenders named therein and Dobson/Sygnet Operating Company, dated as of
                                December 23, 1998.                                                                (3) [4.5]

             10.1             Asset Purchase Agreement dated December 23, 1998 by and
                                between Sygnet Communications, Inc. and Dobson Tower
                                Company.                                                                         (3) [10.1]

             10.2             Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower
                                Company.                                                                         (3) [10.2]

             10.3.1           Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Eric Cellular Telephone
                                Company.                                                                       (3) [10.3.1]

             EXHIBIT
             NUMBER                                   DESCRIPTION                                   METHOD OF FILING
      ---------------------                           -----------                           --------------------------------
             10.3.2           Cellular One License Agreement, effective as of
                                December 17, 1996, between Cellular One Group and Sygnet
                                Communications, Inc. (PA-1).                                                   (3) [10.3.2]

             10.3.3           Cellular One License Agreement, effective as of November 7,
                                1996, between Cellular One Group and Sygnet
                                Communications, Inc. (PA-6).                                                   (3) [10.3.3]

             10.3.4           Cellular One License Agreement, effective as of January 30,
                                1997, between Cellular One Group and Sygnet
                                Communications, Inc. (PA-7).                                                   (3) [10.3.4]

             10.3.5           Cellular One License Agreement, effective as of January 1,
                                1997, between Cellular One Group and Sygnet
                                Communications, Inc. (NY-3).                                                   (3) [10.3.5]

             10.4             Intercarrier Services Agreement dated April 25, 1995 between
                                Youngstown Cellular Telephone Company and EDS Personal
                                Communications Corporation, with Amendment dated
                                April 10, 1996.                                                                 (2) [10.13]

             10.4.1           Amendment No. 2 dated August 1, 1997 to Intercarrier
                                Services Agreement dated April 25, 1995 between Youngstown
                                Cellular Telephone Company and EDS Personal Communications
                                Corporation.                                                                   (3) [10.4.1]

             10.5             Northern Telecom, Inc. DMS-MTX Cellular Supply Agreement
                                dated June 1, 1996 between Youngstown Cellular Telephone
                                Company and Northern Telecom, Inc.                                              (3) [10.12]

             10.5.1           Amendment No. 1 dated April 15, 1998 to Northern Telecom
                                Inc. DMS-MTX Cellular Supply Agreement dated June 1, 1996
                                between Youngstown Cellular Telephone Company and Northern
                                Telecom, Inc.                                                                  (3) [10.5.1]

             21               Subsidiaries.                                                                        (3) [21]

             27               Financial Data Schedule-Nine Months Ended September 30, 2000                               (4)

------------------------

(1) Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Sygnet Wireless, Inc. Registration Statement on Form S-1 (Registration No. 333-10161), as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to Dobson/Sygnet Communications Company's Registration Statement on Form S-4 (Registration No. 333-710191), as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed herewith.

    (b) Reports on Form 8K

    Not applicable

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       DOBSON/SYGNET COMMUNICATIONS COMPANY

Date: November 10, 2000                                By:            /s/ EVERETT R. DOBSON
                                                            -----------------------------------------
                                                                        Everett R. Dobson
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                                        EXECUTIVE OFFICER

Date: November 10, 2000                                By:           /s/ BRUCE R. KNOOIHUIZEN
                                                            -----------------------------------------
                                                                       Bruce R. Knooihuizen
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)