Form 10-K405
period 2000-12-31
DOBSON SYGNET COMMUNICATIONS CO
filed 2001-03-29
CIK 1076761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file no. 333-71051

DOBSON/ SYGNET COMMUNICATIONS COMPANY

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1547216 (I.R.S. Employer Identification No.)

13439 North Broadway Extension Suite 200 Oklahoma City, Oklahoma (Address of principal executive offices)	73114 (Zip Code)

(405) 529-8500

(Registrant’s telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:  None

Securities registered pursuant to 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 15, 2001, there were 100 shares of the registrant’s $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Documents incorporated by reference:  None

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data Of Dobson/Sygnet
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Auditors
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Composition
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
DOBSON/SYGNET COMMUNICATION COMPANY SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM INCEPTION (JULY 23, 1998) THROUGH DECEMBER 31, 1998
SIGNATURES

DOBSON/SYGNET COMMUNICATIONS COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2000

Item
Number		Page

PART I

1	Business	3

2	Properties	14

3	Legal Proceedings	14

4	Submission of Matters to a Vote of Security Holders	14

PART II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	15

6	Selected Financial Data	15

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

7A	Quantitative and Qualitative Disclosure About Market Risk	23

8	Financial Statements and Supplementary Data	24

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	48

PART III

10	Directors and Executive Officers of the Registrant	48

11	Executive Compensation	48

12	Security Ownership of Certain Beneficial Owners and Management	48

13	Certain Relationships and Related Transactions	48

PART IV

14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	49

PART I

Item 1.  Business

Overview

      We are a wholly owned subsidiary of Dobson Communications Corporation (“Dobson Communications”). On December 23, 1998, we acquired Sygnet Wireless, Inc. and its wholly-owned subsidiary, Sygnet Communications, Inc. (“Sygnet”). Sygnet is our predecessor company and its operations currently are our only business. We own and operate rural and suburban cellular telephone systems serving a single large cluster of properties that includes a population of approximately 2.4 million, with 259,200 subscribers in northeastern Ohio, western Pennsylvania and western New York. The cluster includes Youngstown, Ohio, Erie, Pennsylvania, and suburban and rural areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. For the year ended December 31, 2000, we had total revenues of $164.7 million and a net loss of $46.3 million. At December 31, 2000, we had approximately $534.9 million of indebtedness and stockholder’s equity of $114.5 million.

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

      Our markets are primarily rural and suburban and include a high concentration of expressway corridors that tend to have a significant amount of roaming activity. Roaming revenue represented approximately 24.6% and 26.3% of our total revenues for the years ended December 31, 2000 and 1999, respectively. We have entered into roaming agreements with operators of cellular systems in neighboring MSAs and RSAs which allow customers to roam at competitive prices which, in certain instances, are comparable to our home area rates. Our principal roaming partners are AT&T Wireless, Verizon Wireless and Cingular Wireless. We also have roaming agreements with PCS providers, such as AT&T Wireless and Sprint, to allow the PCS providers’ customers with tri-mode telephones to roam in certain of our markets.

Strategy

      Our business strategy is to focus on continued integration of our operations with those of Dobson Communications, increasing our market penetration and further developing our cellular systems to sustain growth in cash flows. The following are the principal elements of our business strategy:

      Continue Integrated Operations with Dobson Communications. We have integrated our operations with Dobson Communications’ existing cellular operations to achieve economies of scale. We believe that these increased efficiencies have come from the centralized control of pricing, customer service and marketing, system design, engineering, purchasing, financial and administrative functions and from the consolidation of billing functions.

      Expand Strategic Relationships. We intend to continue to maintain and expand strategic relationships with operators of wireless systems in major MSAs near our systems. These relationships include roaming agreements, which allow our subscribers to use the system in the neighboring MSA or RSA at favorable rates. Under these agreements, the MSA or RSA operator’s subscribers receive similar benefits roaming in our operating areas. We have roaming agreements with the dominant cellular operators in the neighboring MSAs and RSAs and others, including AT&T Wireless, Verizon Wireless and Cingular Wireless. We also have agreements with PCS providers, such as AT&T Wireless and Sprint, to allow the PCS providers’ customers with dual mode telephones to roam in certain of our markets. By entering into these strategic agreements, we are able to increase our roaming revenue and offer our subscribers larger areas in which our rates apply.

      Aggressive Local Marketing and Promotion of Cellular Services. We plan to continue to distinguish ourselves as the local market’s leading cellular services provider, stressing service quality, local sales offices and commitment to the community. Our sales efforts have been conducted primarily through our 62 retail stores and our direct sales force and, to a lesser extent, through independent agents. We believe that, as an operator with strong local distribution of products and services, we have an advantage over our competitors who do not emphasize a local presence or focus on local market requirements and community involvement. We intend to continue to open new retail outlets and coordinate marketing efforts with Dobson Communications’ centralized marketing department, which should increase efficiencies by spreading costs over a larger customer base.

      Targeted Sales Efforts. Our marketing programs seek to attract subscribers who are likely to generate high monthly revenue and low churn rates. We will undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and advantage of our cellular service. In addition, our sales force compensation system is designed to maximize the acquisition of these high use, reduced churn subscribers. We also employ marketing programs and compensation systems, which are designed to increase monthly revenue per subscriber and lower marketing and selling costs per additional subscriber.

      Superior Customer Service. We intend to maintain a high level of customer satisfaction through a variety of techniques, including 24-hour customer service. We will continue to support local customer service through our direct sales force and its retail stores.

      Continued System Development. We believe that increasing capacity and upgrading our systems will attract additional subscribers, enhance the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of the network. Prior to the acquisition, Sygnet had upgraded its Erie, Youngstown and Pennsylvania markets with TDMA IS-136 digital technology. During 1999, we completed an upgrade to the New York market with TDMA IS-136 digital technology which has enabled us to continue the increase in roaming (by servicing the increasing number of digital cellular subscribers and PCS subscribers with tri mode telephones) and provide enhanced capabilities, including caller ID, longer battery life and zone billing. With this final upgrade we expanded our digital coverage to 100% of our markets. From the beginning of 1995 through 1998, Sygnet spent approximately $56.2 million to upgrade and expand its network. During 1999 and 2000, we spent in total approximately $52.1 million and continued to improve coverage, increase capacity and build out of our systems.

Markets and Systems

      The following table sets forth-certain data with respect to our cellular markets as of December 31, 2000.

	Total	Total	Market	Year Acquired
Markets	Population	Subscribers	Penetration	by Sygnet

Erie MSA	280,000			1995

New York 3 RSA	481,000			1996

Pennsylvania	595,000			1996 and 1999

Youngstown	1,006,000			1985, 1987 and 1991

Total	2,362,000	259,200	11.0%

      We conduct our operations in a single large cluster of properties with a population of approximately 2.4 million and 259,200 subscribers in northeastern Ohio, western Pennsylvania and western New York. The cluster includes four markets: the Youngstown market, the Erie market, the Pennsylvania market, and the New York market. As of December 31, 2000, all 231 of our cell sites are capable of TDMA IS-136 digital service. The following is a description of our cellular markets.

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

New York Market

      Our New York market is composed of the New York 3 RSA. We initiated cellular operations in the New York market in October 1996. Our New York market is located in the western part of New York and includes six counties. The system borders Buffalo and Rochester to the north, Erie, Pennsylvania to the west and Binghamton/ Elmira to the east. Interstates 90 and 390 and Route 17 run through the New York 3 market. Interstate 90 (the New York Thruway) connects Buffalo, Rochester and Erie. Interstate 390 connects Rochester, Corning, Binghamton and Elmira. Route 17 connects Interstate 390 west to Interstate 90 in Erie.

Products and Services

      We provide a variety of cellular services and products designed to address a range of business and personal needs. In addition to mobile voice transmission, we offer ancillary services such as call forwarding, call-waiting, caller ID, three-party conference calling, voice message storage and retrieval, message-waiting indicator, sleep mode for longer battery life and no-answer transfer. The nature of the services we offer varies depending upon the market area. We also sell cellular equipment at discount prices and use free phone promotions to encourage use of our mobile services.

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

      We market our cellular products and services under the brand name CELLULAR ONE®, one of the most recognized brand names in the cellular industry, in all of our regions. The national advertising campaign conducted by the Cellular One Group enhances our advertising exposure at a fraction of the cost of what we could achieve alone.

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

      As of December 31, 2000, we had approximately 62 retail stores and outlets. Most of our retail stores are fully equipped to handle customer service and telephone maintenance. Some of these stores are also authorized warranty repair centers. Our stores provide subscriber-friendly retail environments, including extended hours, a large selection of equipment and accessories, an expert sales staff and convenient locations which make the sales process quick and easy for the subscriber.

Roaming

      We believe that regional roaming is an important service component for many of our subscribers. We believe that roaming will continue to be a substantial source of our revenue due, in part, to the fact that our cellular systems are located in rural and suburban areas with a high concentration of commuting customers and expressway corridors that tend to result in a significant amount of roaming activity. We have entered into roaming agreements with operators of cellular systems in adjoining MSAs and RSAs and others which provide for roaming rates that allow customers to roam at competitive prices which, in certain instances, are comparable to home area rates, which also increases usage on all wireless systems, including our systems. Sygnet’s principal roaming partners are AT&T Wireless, Verizon Wireless and Cingular Wireless. We also have agreements with PCS providers, including AT&T Wireless and Sprint, to allow their PCS providers’ customers with dual mode phones to roam in certain of our markets.

      We have agreements with the North America Cellular Network (“NACN”), which is the largest wireless telephone network system in the world linking cellular operators throughout the United States and Canada. NACN connects key areas across North America so that our customers can use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, special services such as call forwarding and call waiting automatically follow subscribers as they travel.

System Development and Technology

      System Development. We develop or build out our cellular service areas in response to projected subscriber demand and competitive factors by adding voice circuits to existing cell sites and by building new cell sites to increase capacity with an emphasis on improving coverage for hand-held phones in high-traffic areas. We develop projected subscriber service demand for each cellular market area on a cell-by-cell basis.

      We expect our cell site expansion to enable us to continue to add and retain subscribers, enhance subscriber use of the systems, increase roamer traffic due to the large geographic area covered by the cellular network and further enhance the overall efficiency of our cellular systems. We believe that the increased cellular coverage and capacity will continue to have a positive impact on our market penetration and subscriber usage.

      Digital Technology. We use one basic protocol in our digital networks. This digital technology or protocol is Time Division Multiple Access, known as TDMA, which divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

      We have completed the upgrade of our systems to digital technology and now offer digital voice and digital feature services to 100% of our covered population. We match the digital protocols of our markets to those used by our roaming partners in adjoining markets in order to increase revenue opportunities.

      Billing System. H.O. Systems, Inc. provides the billing function for all of our cellular operations. Proprietary software furnished by H.O. Systems serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house. H.O. Systems prints and processes all of our customer invoices. We use software that compliments this billing system, allowing the use of credit, collection and switch interfaces.

Service Marks

      Through Sygnet, we are currently licensed to use the CELLULAR ONE® service mark for our cellular telephone operations in our Youngstown, Erie, New York and Pennsylvania markets. We use the CELLULAR ONE® service mark to identify and promote our cellular telephone service pursuant to licensing agreements with Cellular One Group. Licensing and advertising fees are determined based upon the population of the licensed areas. Under these licensing agreements, we must provide high-quality cellular telephone service to its customers and maintain a certain minimum overall customer satisfaction rating in surveys commissioned by Cellular One Group. Our licensing agreements are for five-year terms that expire beginning in 2001. Sygnet may renew these agreements, subject to satisfaction of certain operating standards, for two additional five-year terms.

Competitive Strengths/ Competition

      We believe that our competitive strengths are:

•	Established operating history in rural and suburban markets. Our parent, Dobson Communications, began providing wireless telephone service in 1990 and since then has rapidly expanded their wireless operations to include systems in several rural and suburban markets. Dobson Communications acquired us in 1998 and successfully integrated us with their operations during 1999. We believe that during this time we have gained substantial experience as an operator of cellular systems in rural and suburban markets.

•	Strong Current Market Position. We have significant market share in virtually all of our cellular markets. We distinguish ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic relationships, digital technologies, local sales channels and diverse service offering, including national, regional and local rate plans.

•	Attractive Markets. Our markets are attractive for providing cellular communications services, due in part, to their proximity to markets operated by AT&T Wireless and major metropolitan areas. Our markets have a relatively high density of highway and other traffic corridors and strong tourist activity due to seasonal attractions. Additionally, our markets have demonstrated positive demographic growth trends and generally maintain a high population density relative to other rural service providers.

•	Strategic relationship with AT&T Wireless. We have a strategic relationship with AT&T Wireless. Through this relationship, we have roaming agreements that enable our customers to use AT&T Wireless’ systems and AT&T Wireless’ customers to use our systems, each at favorable rates. AT&T Wireless customers accounted for approximately 61% of our roaming revenues, or approximately 15% of our total revenues, for the year ended December 31, 2000.

•	Experienced management team. We have an experienced management team. Both Everett R. Dobson, our Chairman of the Board and Chief Executive Officer, and G. Edward Evans, our President and Chief Operating Officer, have substantial experience in the wireless communications industry and both are actively involved in the Cellular Telecommunications and Internet Association, the leading wireless industry association.

•	Ability to offer a variety of digital services, including digital voice and digital feature services to 100% of our covered population. We have upgraded our cellular network to offer digital voice and digital feature services to 100% of our covered population, which both enhances our attractiveness as a roaming partner to personal communications service and other cellular providers and provides increased services to our current subscribers, including digital voice services.

      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the cellular telecommunications industry to be dynamic and intense as a result of the entrance of new competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors are expected to market other services, such as long distance, landline local exchange and internet access service, with their cellular telecommunication service offerings.

      In each of our cellular markets, we compete primarily against one other cellular carrier. We also may compete with personal communications service and enhanced specialized mobile radio providers. Our two primary competitors are Verizon Wireless and ALLTEL. We compete for customers based principally upon price, the services and enhancements offered, the quality of our cellular system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced cellular operators that may be able to offer consumers certain network advantages.

      AT&T Wireless, Cingular Wireless, Verizon Wireless, Nextel Communications, Sprint PCS and VoiceStream operate substantially nationwide networks. If any of our roaming partners, including AT&T Wireless, were to acquire a personal communications service license for any of our markets, they could build out personal communications service networks in our markets to provide their customers with wireless service which would reduce our roaming revenues. Any increased competition from personal communications service providers in rural markets covered by our systems could also have the effect of further reducing the roaming rates we could charge.

      We also face, to a lesser extent, competition from mobile satellite service providers, as well as from resellers of these services and cellular service. In the future, we may also compete more directly with traditional landline telephone service providers. The FCC has created potential sources of new competition by auctioning additional personal communications service licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also recently initiated a rule making proceeding to allocate approximately 200 MHz of additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, future competition from these operators could be intense.

Regulation

      Overview. The wireless communications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an impact on many aspects of this regulation. In addition, this regulation currently the subject of administrative rulemakings and judicial proceedings that are significant to us. The following is a summary of the federal laws and regulations that materially affect the cellular communications industry, in general, and us, in particular, and a description of applicable certain state laws. This section does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the wireless communications industry.

      Federal Regulation. The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies of the FCC under the Communications Act of 1934, as amended. The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate wireless communications systems, applications to transfer control of or assign wireless licenses, and technical and operational standards for the operation of wireless systems (such as maximum power and antenna height).

      The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 Metropolitan Statistical Areas, or MSAs and 428 Rural Service Areas, or RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks and designated as wireline and non-wireline. Apart from the different frequency blocks, there is no technical difference between wireline and non-wireline cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly with the boundaries of the FCC designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA, in areas outside the licensee’s then designated cellular geographic service area. The five year build-out period has expired for most cellular markets and the FCC has granted several “unserved area” applications filed by parties other than the original MSA or RSA licensee. No entity may, directly or indirectly, own a controlling interest in, or otherwise have the ability to control, both systems. The FCC may prohibit or impose conditions on transfers of licenses. In addition, under FCC rules, no person or entity may have an attributable interest, as defined in FCC rules, in a total of more than 45 MHz of licensed broadband personal communications service, cellular and enhanced specialized mobile radio spectrum, regulated as commercial mobile radio services with significant overlap in any geographic area except in RSAs, where a total of 55MHz is lawful. This so-called “spectrum cap” rule could have an impact on our ability to acquire other cellular systems, and it also could limit the universe of potential buyers of any of our systems should we attempt to sell these systems.

      The FCC recently amended the spectrum cap ownership attribution rules to allow for somewhat more ownership overlap. Significant overlap will occur when at least 10% of the 1990 census population of the licensed service area is within the cellular geographic service area, as defined below, and/or the personal communications service area or enhanced specialized mobile radio service area. Ownership limits on overlapping cellular licensees were recently amended so that a party with a controlling interest or otherwise attributable interest in a cellular licensee may have a direct or indirect ownership interest of up to 5% in another cellular licensee in overlapping cellular geographic service areas, and a party may have a direct or indirect ownership interest of up to 20% in both cellular licensees in overlapping cellular geographic service areas so long as neither interest is a controlling interest. This change in the ownership attribution rules affords greater opportunities for non-controlling investment in cellular systems and could increase our ability to attract capital or to make investments in other cellular operators.

      Cellular service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of its cellular operations, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These regulatory payment obligations increase our costs of doing business.

      The Communications Act requires prior FCC approval for substantive, non pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or any rights thereunder. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

      The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and currently also applies such cellular resale requirements to A and B Block (and A/ B Block controlled) broadband personal communications service and enhanced specialized mobile radio licensees. These cellular, personal communications service and enhanced specialized mobile radio providers may not restrict any customer’s resale of their services or unreasonably discriminate against resellers of their services. All resale obligations for cellular, broadband personal communications service and enhanced specialized mobile radio operators are currently scheduled to terminate on November 24, 2002. Moreover, federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, personal communications services and enhanced specialized mobile radio services. Under this regulatory structure, all of our cellular licenses are classified as commercial mobile radio services. As a commercial mobile radio services provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular services from some typical common carrier regulations, such as tariff and certification filings, thereby allowing us to respond more quickly to our competition in the marketplace.

      The FCC has also adopted requirements for cellular and other commercial mobile radio services providers to implement basic and enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services are scheduled to occur in several stages, with the final stage beginning as early as March 2001 and the FCC recently amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer enhanced 911 services. Federal legislation enacted in 1999 may limit our liability relative to incomplete 911 calls to a degree commensurate with wireline carriers in our markets. Federal law also requires cellular and personal communications service carriers to provide law enforcement agencies with capacity to support lawful wiretaps by March 12, 2001 and technical capabilities for wiretaps beginning June 30, 2000 and to comply with wiretap-related record-keeping and personnel-related obligations. The FBI’s rules implementing wiretap requirements were recently upheld by federal courts. These wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system changes.

      In addition, the FCC regulates the ancillary service offerings that cellular and personal communications service licensees can provide and permits cellular, broadband personal communications service, paging and enhanced specialized mobile radio licensees to offer fixed services on a co-primary basis along with mobile services. This rule change may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband personal communications service and enhanced specialized mobile radio licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined. In this regard, the FCC has also adopted telephone number portability rules for local exchange carriers, as well as cellular, personal communications service and enhanced specialized mobile radio licensees, that could facilitate the development of local exchange competition, including wireless local loop service. The new number portability rules generally require cellular, personal communications service and enhanced specialized mobile radio licensees to have the capability to deliver calls from their systems to ported numbers effective December 31, 1998 and offer number portability and roaming to ported numbers by November 24, 2002 but this schedule may be expedited if deemed necessary by the FCC to promote number conservation. These requirements may result in added capital expenditures for us to make necessary system changes, although we currently have no plans for any such expenditures.

      The FCC has also adopted rules to govern customer billing by commercial mobile radio service providers and is considering whether to extend billing rules currently applicable to landline carriers to commercial mobile radio services carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services. Finally, the FCC has initiated a rulemaking proceeding to help facilitate the offering of so-called “calling party pays” services whereby the party placing the call to a wireless customer pays the wireless airtime charges. Adoption of a calling party pays system may result in increased usage of wireless systems, thereby generating increased revenues and creating more competition between commercial mobile radio services and traditional landline carriers.

      The FCC generally grants cellular and personal communications service licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular license without entertaining competing applications. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term. The balance of our existing licenses begin to expire in October 2001.

      The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities, and no judicial or administrative proceedings, involving either us or the licensees in which we hold a controlling interest, that would warrant such a finding by the FCC.

      The Act prohibits foreign nationals, foreign governments, their representatives, or a corporation organized under the laws of a foreign country from (1) directly owning or voting more than 20 percent of our capital stock, or (2) indirectly controlling more than 23 percent of our capital stock. The FCC may allow indirect ownership in excess of 25 percent, and permit additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, it is unlikely that the FCC will permit investment beyond the 25 percent benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign national owns any of our capital stock.

      The Telecommunications Act, which made significant changes to the Communications Act, requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that will, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and commercial mobile radio service providers such as us, the FCC concluded that local exchange carriers are required to compensate commercial mobile radio service providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. Consistent with this ruling, the FCC has determined that local exchange carriers may not charge a commercial mobile radio service provider or other carrier for terminating local exchange carrier-originated traffic and that local exchange carriers may not charge commercial mobile radio service providers for number activation and use fees. Depending on further FCC disposition of these issues, we may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of local exchange carrier-originated local traffic. If the FCC ultimately resolves these issues in favor of commercial mobile radio service providers, then we will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the local exchange carriers, we likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withhold amounts. These requirements could in the future have a material effect on us.

      The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular carriers, to “make an equitable and non-discriminatory contribution” to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. In 1999, the United States Court of Appeals for the Fifth Circuit reversed many of the FCC’s rules regarding carriers’ contribution obligations, and the FCC has recently adopted rules implementing the court’s decision. While it generally appears that our contributions to federal universal service programs decreased as a result of the courts decision, our contributions to state universal service programs may be subject to increases and, moreover, the FCC’s decision implementing the court’s decision is subject to further administrative and possibly judicial proceedings. Thus, the impact of the court’s decision is uncertain. We may also seek to qualify for payments from these programs in high cost areas where we provide wireless services, although we are not certain of the extent to which such payments will be available to cellular carriers. If such payments are made available to us, they would be an additional source of revenue to us that could be used to subsidize service we provide in these high cost areas.

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

      Additionally, the Telecommunications Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/ 888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. We currently provide “dial around” equal access to all of our customers.

      The Telecommunications Act also imposes restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions are being revised but have the potential to impose upon us new costly obligations and impose burdens on our current marketing activities. The FCC’s rules implementing the Telecommunications Act’s customer proprietary network information provisions were vacated by the United States Court of Appeals for the Tenth Circuit on First Amendment grounds and the Supreme Court declined to review the Tenth Circuit’s decision. The extent to which the FCC will need to modify its rules to address the court’s concerns is uncertain, but imposition of rules similar to those vacated by the court would impose additional costs on us and inhibit our marketing efforts.

      The Telecommunications Act also requires telecommunications carriers to make their services accessible to persons with disabilities and the FCC’s rules implementing these requirements are in effect. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the complaint process. While much of the focus of these rules is on the manufacture of equipment, carriers such as us could, if found to have violated the rules, be subject to fines and/or the imposition of costly new requirements.

      In addition, the FCC has adopted rules to promote the conservation of numbering resources and is considering additional rules in this area. These rules require wireless carriers to participate in number pooling (whereby phone numbers are allocated in blocks of 1,000 rather than 10,000) when they have implemented number portability capabilities (currently required by November 2002), and imposes additional administrative, monitoring, and number reclamation obligations on all carriers, including wireless carriers. These efforts may affect wireless service providers by imposing additional costs or limiting access to numbering resources. The FCC has also authorized states, to initiate limited numbering administration to supplement federal requirements including a number of states in which we provide service. The impact of the federal rules on wireless carriers, and whether states will continue to have numbering administration authority, is uncertain. If more states are given authority over numbering administration, differing number conservation regimes may be adopted in different states. In such a case, we likely would incur additional costs in order to keep abreast of each such regime.

      The FCC has determined that interexchange (long distance) service offerings of commercial mobile radio service providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance commercial mobile radio service rates between high cost and urban costs. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that commercial mobile radio service carriers integrate their rates among commercial mobile radio service affiliates. Other aspects of the FCC’s rules were recently vacated by the United States Court of Appeals for the District of Columbia and are subject to further consideration at the FCC. There is also a pending proceeding in which the FCC will determine how integration requirements apply to commercial mobile radio service offerings, including single rate plans. To the extent that we offer services subject to these requirements our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various commercial mobile radio service affiliates.

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

State, Local and Other Regulation

      The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any commercial mobile radio services or any private mobile service provider, which includes cellular telephone service providers. The FCC denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints.

      The location and construction of our cellular transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC’s environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase the service provided to our customers might be reduced.

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

Employees and Agents

      We have no employees. Our operations are entirely managed by our parent, Dobson Communications.

Item 2.  Properties

      Our headquarters are in Oklahoma City, Oklahoma. Sygnet owns office buildings in Youngstown and Warren, Ohio and land for a proposed office site in Boardman, Ohio. As of December 31, 2000, our cellular operations leased approximately 62 retail stores and approximately 3 administrative offices. We will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. We do not expect to encounter any material difficulties in meeting our future needs for any leased space. We collectively owned or leased approximately 231 cell sites as of December 31, 2000.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established trading market for our common stock. As of March 15, 2001, our parent, Dobson Communications Corporation was the only holder of record for our common stock.

Item 6.  Selected Financial Data Of Dobson/ Sygnet

      The following table sets forth certain historical consolidated financial data with respect to each of the two years ended December 31, 2000, 1999 and the period from inception (July 23, 1998) through December 31, 1998 (including the acquisition of Sygnet on December 23, 1998) have been derived from our audited consolidated financial statements. You should read the information as set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year Ended		Period from
	December 31,		inception to
			December 31,
	2000	1999	1998

	(Dollars in thousands)

Statement of Operations Data:

Revenue:

Service revenue	$115,344	$96,812	$1,563

Roaming revenue	40,509	36,889	664

Equipment sales	8,853	6,407	191

Total revenue	164,706	140,108	2,418

Operating expenses:

Cost of service	33,193	29,535	160

Cost of equipment	22,892	13,566	369

Marketing and selling	26,007	22,015	464

General and administrative	24,537	20,040	613

Depreciation and amortization	69,841	67,516	1,662

Total operating expenses	176,470	152,672	3,268

Operating loss	(11,764)	(12,564)	(850)

Interest expense	(65,235)	(65,360)	(886)

Other income, net	2,284	4,178	20

Loss before income taxes	(74,715)	(73,746)	(1,716)

Income tax benefit	28,392	28,023	652

Net loss	$(46,323)	$(45,723)	$(1,064)

Other Financial Data:

Capital expenditures, excluding cost of acquisitions	$31,544	$20,592	—

Other Data:

Subscribers (at period end)	259,200	223,800	178,800

Penetration (at period end)	11.0%	9.5%	7.5%

Average monthly churn rate	1.9%	1.5%	N/A

Average monthly revenue per subscriber	$40	$40	N/A

Cell sites (at period end)	231	195	183

	December 31,

	2000	1999	1998

	(Dollars in thousands)

Balance Sheet Data:

Property and equipment, net	$72,258	$57,389	$46,994

Total assets	820,990	877,321	956,738

Total long term debt, net of current portion	520,637	586,875	607,000

Stockholder’s equity	114,523	98,214	143,936

Selected Financial Data of Sygnet (the predecessor company)

      The following table sets forth certain historical consolidated financial data for Sygnet with respect to each of the two years in the period ended December 31, 1997 and for the period from January 1, 1998 through December 23, 1998. The selected historical consolidated financial data for the years ended December 31, 1996 and 1997 and for the period from January 1, 1998 through December 23, 1998 were derived from Sygnet’s audited consolidated financial statements. However, certain items have been reclassified in the following financial data schedule to conform to our current presentation. For comparability purposes, the reclassified amounts are used in our Management’s Discussion and Analysis to help explain our results of operations. You should read the information as set forth below in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Period from
	January 1, 1998
	through	Year Ended	Year Ended
	December 23,	December 31,	December 31,
	1998	1997	1996

	(Dollars in thousands, except per subscriber
	data)

Statement of Operations Data:

Revenue:

Subscriber revenue	$84,508	$55,154	$31,785

Roamer revenue	28,035	23,377	8,737

Equipment sales	7,447	6,003	4,024

Total revenue	119,990	84,534	44,546

Costs and expenses:

Cost of services	29,155	8,948	5,258

Cost of equipment sales	10,444	9,663	5,816

General and administrative	19,796	16,976	9,852

Selling and marketing	12,327	10,841	6,080

Merger related costs	1,884	—	—

Depreciation and amortization	27,498	28,719	10,039

Total costs and expenses	101,104	75,147	37,045

Operating income	18,886	9,387	7,501

Interest expense	(27,895)	(29,902)	(11,174)

Merger related costs	(5,206)	—	—

Other expense, net	(319)	(101)	(195)

Loss before extraordinary item	(14,534)	(20,616)	(3,868)

Extraordinary loss on extinguishment of debt	—	—	(1,420)

Net loss	(14,534)	(20,616)	(5,288)

Dividends and accretion on preferred stock	—	(2,122)	(718)

Net loss applicable to common stockholders	$(14,534)	$(22,738)	$(6,006)

Net loss per share applicable to common Stockholders:

Before extraordinary item	$(1.58)	$(2.93)	$(.74)

Extraordinary item	—	—	(.23)

Net loss per share applicable to common stockholders	$(1.58)	$(2.93)	$(.97)

Other Financial Data:

Capital expenditures, excluding cost of Acquisitions	$13,654	$25,576	$10,050

Other Data:

Ending cellular subscribers (at period end)	N/A	142,934	106,574

Cellular penetration (at period end)	N/A	6.0%	4.5%

Cellular churn	1.4%	1.3%	1.3%

Average monthly revenue per cellular subscriber	$45	$36	$42

Cellular sites (at period end)	183	163	114

	December 23,	December 31,	December 31,
	1998	1997	1996

Balance Sheet Data:

Property and equipment, net	$51,035	$53,007	$43,959

Total assets	329,580	340,986	344,178

Total debt	308,500	305,500	312,250

Mandatory redeemable preferred stock	—	—	19,718

Stockholders’ equity (deficit)	4,684	19,218	(1,982)

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

      We own and operate cellular telephone systems serving a large cluster of properties with a population of approximately 2.4 million and 259,200 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our cellular systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the historical financial condition and results of operations for us during 2000 and 1999 and for Sygnet during 1998. You should read this section in conjunction with our consolidated financial statements, Sygnet’s consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

Revenue

      Our operating revenue consists of service revenue, roaming revenue, equipment sales and other revenue.

      We primarily derive service revenue by providing cellular services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime and subscriptions and other charges. We believe that the impact of this trend will be mitigated by increases in the number of cellular telecommunications subscribers and the number of minutes of usage per subscriber.

      Our service revenue also includes charges to our subscribers when those subscribers roam into other wireless providers’ markets. Through 1999, our accounting practice was to net those revenues against the associated expenses charged to us by third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers’ calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third-party wireless providers. Recently, the industry has been moving to pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, effective January 1, 2000 we have changed our accounting to report these revenues and expenses separately in our statement of operations and have reclassified prior year amounts to reflect this change in accounting practice.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 24.6% and 26.3% of our cellular revenue for the years ended December 31, 2000 and 1999 and 23.4% of Sygnet’s revenue for the year ended December 31, 1998. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur virtually no costs related to equipment, customer service or collections to earn roaming revenues. Our roaming yield, which is our roaming service revenues, including airtime, toll charges and surcharges, divided by roaming minutes of use, was $.37 and $.46 for the years ended December 31, 2000 and 1999, while Sygnet’s roaming yield was $.63 per minute for the year ended December 31, 1998. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, we have seen overall roaming revenues increase due to growth in roaming minutes of use.

      We include any toll, or long-distance, revenues related to our cellular and roaming services in service revenue and roaming revenue.

      Equipment sales are revenues from selling equipment to our subscribers.

      Our overall cellular penetration rates increased in 2000 and 1999 compared to Sygnet’s in 1998 due to the incremental penetration gains existing markets. We believe that as our cellular penetration rates increase, the increase in new subscriber revenue will exceed the loss of revenue attributable to our cellular churns.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets.

      Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of subscribers.

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

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily cellular license acquisition costs and customer list.

Results of Operations

Year Ended December 31, 2000 Compared to Year ended December 31, 1999

      Operating revenue. For the year ended December 31, 2000, total operating revenue increased $24.6 million, or 17.6%, to $164.7 million from $140.1 million for the comparable period in 1999. Our total service revenue, roaming revenue and equipment and other revenue represented 70.0%, 24.6% and 5.4%, respectively, of total operating revenue during the year ended December 31, 2000 and 69.1%, 26.3% and 4.6%, respectively, of total operating revenue during the year ended December 31, 1999.

      The following table sets forth the components of our revenue for the periods indicated:

	Year Ended
	December 31,

	2000	1999

	($ in thousands)

Operating revenue:

Service revenue	$115,344	$96,812

Roaming revenue	40,509	36,889

Equipment and other revenue	8,853	6,407

Total	$164,706	$140,108

      For the year ended December 31, 2000, service revenue increased $18.5 million, or 19.1%, to $115.3 million from $96.8 million for the year ended December 31, 1999. This increase was attributable to increased penetration and usage in our markets. Our subscriber base increased 15.8% to 259,200 at December 31, 2000 from 223,800 at December 31, 1999. Our average monthly service revenue per subscriber remained constant at $40 for the years ended December 31, 2000 and 1999.

      For the year ended December 31, 2000, roaming revenue increased $3.6 million, or 9.8%, to $40.5 million from $36.9 million for the year ended December 31, 1998. This increase was primarily attributable to increased roaming minutes in our markets due to expanded coverage areas offset by a declining roaming yield.

      For the year ended December 31, 2000, equipment and other revenue increased $2.5 million, or 38.2%, to $8.9 million from $6.4 million for the year ended December 31, 1999. This increase was attributable to an increase in equipment sales due to the growth in gross subscriber additions.

      Cost of service. For the year ended December 31, 2000, the total cost of service increased $3.7 million, or 12.4%, to $33.2 million from $29.5 million for the comparable period in 1999. This increase was primarily attributable to increased subscribers and minutes of use in our markets and markets owned by third-party wireless providers. However, as a percentage of service and roaming revenue, our cost of cellular service decreased to 21.3% for the year ended December 31, 2000 from 22.1% for the year ended December 31, 1999. This decrease was attributable to a reduction in rates charged by third-party wireless providers for providing services to our subscribers.

      Cost of equipment. For the year ended December 31, 2000, our cost of equipment increased $9.3 million, or 68.7%, to $22.9 million from $13.6 million in 1999, primarily as a result of increases in the volume of equipment we sold due to the growth in subscriber additions and migrations of existing subscribers from analog service to digital service.

      Marketing and selling costs. For the year ended December 31, 2000, our marketing and selling costs increased $4.0 million, or 18.1%, to $26.0 million from $22.0 million for the year ended December 31, 1999. This increase was the result of efforts focused to increase gross additions during the year. We added 90,900 gross subscribers during the year ended December 31, 2000 compared to 81,100 gross subscribers during the year ended December 31, 1999.

      General and administrative costs. For the year ended December 31, 2000, our general and administrative costs increased $4.5 million, or 22.4%, to $24.5 million from $20.0 million for the year ended December 31, 1999. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth. Our overall monthly general and administrative costs per average subscriber remained constant at $8 for 2000 and 1999.

      Depreciation and amortization expense. For the year ended December 31, 2000, our depreciation and amortization expense increased $2.3 million, or 3.4% to $69.8 million from $67.5 million for 1999. This increase was a result of depreciation and amortization on assets that were acquired during 1999 and 2000.

      Interest expense. For the year ended December 31, 2000, our interest expense decreased $0.2 million, or 0.2%, to $65.2 million from $65.4 million for the year ended December 31, 1999. This decrease was a result of our decreased level of indebtedness.

      Net loss. For the year ended December 31, 2000, our net loss was $46.3 million. Our net loss increased $0.6 million, or 1.3%, from $45.7 million in the year ended December 31, 1999, as a result of the items discussed above.

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

      Operating revenue. For the year ended December 31, 1999, total operating revenue increased $20.1 million, or 16.8%, to $140.1 million from $120.0 million for the comparable period in 1998. Our total service revenue, roaming revenue and equipment and other revenue represented 69.1%, 26.3% and 4.6%, respectively, of total operating revenue during the year ended December 31, 1999 and 70.4%, 23.4% and 6.2%, respectively, of total operating revenue during the year ended December 31, 1998.

      The following table sets forth the components of our revenue for the periods indicated:

	Year Ended
	December 31,

	1999	1998

	($ in thousands)

Operating revenue:

Service revenue	$96,812	$84,508

Roaming revenue	36,889	28,035

Equipment and other revenue	6,407	7,447

Total	$140,108	$119,990

      For the year ended December 31, 1999, service revenue increased $12.3 million, or 14.6%, to $96.8 million from $84.5 million for the year ended December 31, 1998. This increase was attributable to increased penetration and usage in our markets. Our subscriber base increased 25.2% to 223,800 at December 31, 1999 from 178,800 at December 31, 1998. Our average monthly service revenue per subscriber decreased 11.1% to $40 for the year ended December 31, 1999 from $45 for the comparable period in 1998 due to the addition of new lower rate subscribers and competitive market pressures in our markets.

      For the year ended December 31, 1999, roaming revenue increased $8.9 million, or 31.6%, to $36.9 million from $28.0 million for the year ended December 31, 1998. This increase was primarily attributable to increased roaming minutes in our markets due to expanded coverage areas and increased usage in these markets.

      For the year ended December 31, 1999, equipment and other revenues decreased $1.0 million, or 14.0%, to $6.4 million from $7.4 million for the year ended December 31, 1998. Of this decrease, $1.3 million was attributable to a decrease in other revenue earned, which was offset by an increase of $0.3 million in equipment sales due to increased sales of equipment as a result of growth in subscriber additions.

      Cost of service. For the year ended December 31, 1999, the total cost of service increased $0.3 million, or 1.3%, to $29.5 million from $29.2 million for the comparable period in 1998. In addition, as a percentage of service and roaming revenue, our cost of service decreased to 22.1% for the year ended December 31, 1999 from 25.9% for the year ended December 31, 1998. This decrease was primarily attributable to a reduction in rates charged by third-party cellular providers for providing services to our subscribers.

      Cost of equipment. For the year ended December 31, 1999, our cost of equipment increased $3.2 million, or 29.9%, to $13.6 million during 1999 from $10.4 million in 1998, primarily as a result of increases in the volume of equipment we sold due to the growth in subscribers.

      Marketing and selling costs. For the year ended December 31, 1999, our marketing and selling costs increased $9.7 million, or 78.6%, to $22.0 million from $12.3 million for the year ended December 31, 1998. As a percentage of total operating revenue, marketing and selling costs increased to 15.7% for the year ended December 31, 1999 from 10.3% for the year ended December 31, 1998. These increases were the result of efforts focused to increase gross additions during the year. We added 81,100 gross subscribers during the year ended December 31, 1999 compared to 62,800 gross subscribers during the year ended December 31, 1998.

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

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our cellular systems and those we may acquire. We have financed our operations through cash flows from operating activities, advances from our parent, bank debt and the sale of debt securities.

      At December 31, 2000, we had working capital of $25.1 million (a ratio of current assets to current liabilities of 1.7:1) and an unrestricted cash balance of $8.9 million, which compares to working capital of $16.5 million (a ratio of current assets to current liabilities of 1.6:1) and an unrestricted cash balance of $2.3 million at December 31, 1999.

      Our net cash provided by operating activities totaled $.7 million for 2000 compared to net cash used by operating activities of $10.5 million for 1999. This change is primarily due to the change in accrued expenses.

      Our net cash used in investing activities, which totaled $15.4 million and $17.7 million for the years ended December 31, 2000 and 1999, respectively, related primarily to capital expenditures offset by an increase in payable-affiliates. Capital expenditures for the years ended December 31, 2000 and 1999 were $31.5 million and $20.6 million, respectively.

      Net cash provided by financing activities was $21.4 million for the year ended December 31, 2000 compared to $10.2 million for 1999. Financing activity sources for the year ended December 31, 2000 consisted primarily of maturities of restricted investments of $22.1 million, proceeds from long-term debt of $20.0 million and capital contributions of $62.6 million, which was offset by repayments of long-term debt totaling $83.1 million.

      Sygnet’s net cash provided by operating activities was $10.8 million for the period from January 1, 1998 to December 23, 1998 and was the result of an increase in operating income, offset somewhat by a decrease in net working capital.

      Sygnet’s net cash used in investing activities was $13.2 million for the period from January 1, 1998 to December 23, 1998. This activity reflects decreased levels of purchases of property and equipment primarily for system buildout in addition to proceeds of $300,000 associated with the sale of an undeveloped patent to an officer/shareholder of Sygnet.

      Sygnet’s net cash provided by financing activities was $3.0 million for the period from January 1, 1998 to December 23, 1998 as the combination of reduced capital expenditures and increased cash flow from operating activities reduced the need for outside financing.

      We had capital expenditures of $31.5 million during 2000. We have budgeted approximately $20.0 to $25.0 million for capital expenditures in 2001, which will be used to improve system quality and expand coverage.

      Our bank facility originally totaled $430.0 million, consisting of a $50.0 million reducing revolving credit facility and $380.0 million of term loan facilities. During 1999, this maximum availability was reduced $8.0 million, from $430.0 million to $422.0 million as a result of a combination of a scheduled principal payment due and a mandatory prepayment on the term loans as a result of proceeds from the sale of towers. As of December 31, 2000, we had $334.9 million outstanding under the facility at a weighted average interest rate of 9.6%. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and our operating subsidiary. The bank facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet its debt service obligations. As of December 31, 2000, we have maintained the required financial ratios. We cannot provide assurance that we will continue to maintain these required ratios and our ability to borrow under our bank facility will be limited by the requirement that, on a quarterly basis beginning December 31, 2000, the amount available under our bank facility will reduce until they terminate. The $200.0 million senior notes bear an interest rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

      We currently have an interest rate swap which has effectively fixed the interest on $85 million of the principal outstanding on our credit facility at approximately 5.48% plus a factor used on our leverage (approximately 8.8% at December 31, 2000). This interest rate swap expires in March 2001.

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

      Although we cannot provide you any assurance, we believe that, assuming successful implementation of our strategy, including the further development our cellular systems and significant and sustained growth in our cash flow, borrowings under our bank facility and cash flow from operations, will be sufficient to satisfy our capital expenditure, working capital and debt service obligations for the next twelve months. We will need to refinance our bank facility and the notes at their maturities, which begin in 2007. Our ability to do so will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging (“SFAS 133”). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. On January 1, 2001, in accordance with SFAS 133, the Company recorded an asset and a net gain to comprehensive income totaling $0.6 million relating to its interest rate hedges.

Forward-Looking Statements

      The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our cellular business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. We currently have an interest rate swap that effectively fixes the interest rate on $85.0 million of the principal outstanding on our credit facility. Increases in interest expense related to the interest rate swap for the year ended December 31, 2000 were reflected in income and were immaterial.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at December 31, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:

Dobson/ Sygnet Communications Company

Report of independent public accountants	25

Consolidated Balance Sheets as of December 31, 2000 and 1999	26

Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and the period from inception (July 23, 1998) through December 31, 1998	27

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2000, 1999 and the period from inception (July 23, 1998) through December 31, 1998	28

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and the period from inception (July 23, 1998) through December 31, 1998	29

Notes to Consolidated Financial Statements	30

Sygnet Wireless, Inc. (The Predecessor Company)

Report of independent auditors	38

Consolidated Statement of Operations for the period January 1, 1998 through December 23, 1998	39

Consolidated Statement of Stockholder’s Equity for the period January 1, 1998 through December 23, 1998	40

Consolidated Statement of Cash Flows for the period January 1, 1998 through December 23, 1998	41

Notes to Consolidated Financial Statements	42

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Dobson/ Sygnet Communications Company:

      We have audited the accompanying consolidated balance sheets of Dobson/ Sygnet Communications Company (an Oklahoma corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder’s equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception (July 23, 1998) through December 31, 1998. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson/ Sygnet Communications Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from inception through December 31, 1998, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 9, 2001

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

	2000	1999

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$8,871,817	$2,259,212

Restricted cash and investments	26,153,677	22,919,339

Accounts receivable, net of allowance for doubtful accounts of $421,040 and $500,063 in 2000 and 1999, respectively	20,433,870	15,671,828

Inventory	3,977,359	3,825,595

Prepaid expenses and other	1,011,633	483,666

Total current assets	60,448,356	45,159,640

PROPERTY, PLANT AND EQUIPMENT, net	72,257,805	57,389,201

OTHER ASSETS:

Restricted investments	—	26,426,470

Cellular license acquisition costs, net of accumulated amortization of $96,728,198 and $50,090,558 in 2000 and 1999, respectively	620,824,915	666,857,580

Deferred financing costs, net of accumulated amortization of $10,446,283 and $5,231,553 in 2000 and 1999, respectively	40,558,866	45,526,469

Customer list, net of accumulated amortization of $18,073,712 and $9,434,076 in 2000 and 1999, respectively	26,614,038	35,253,674

Other	285,897	707,733

Total other assets	688,283,716	774,771,926

Total assets	$820,989,877	$877,320,767

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:

Accounts payable	$10,637,640	$9,530,798

Accrued expenses	3,510,931	3,529,718

Accrued interest payable	2,531,975	1,179,155

Deferred revenue and customer deposits	4,386,131	3,334,015

Current portion of long-term debt	14,250,000	11,125,000

Total current liabilities	35,316,677	28,698,686

OTHER LIABILITIES:

Payables — affiliates	26,740,660	11,178,994

Long-term debt, net of current portion	520,636,754	586,875,000

Deferred income taxes	123,772,343	152,354,284

STOCKHOLDER’S EQUITY:

Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding in 2000 and 1999, respectively	100	100

Additional paid-in capital	207,632,804	145,000,000

Retained deficit	(93,109,461)	(46,786,297)

Total stockholder’s equity	114,523,443	98,213,803

Total liabilities and stockholder’s equity	$820,989,877	$877,320,767

The accompanying notes are an integral part of these consolidated balance sheets.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

AND FOR THE PERIOD FROM INCEPTION

(JULY 23, 1998) THROUGH DECEMBER 31, 1998

			Period from
			inception
	Year ended December 31,		(July 23, 1998)
			through
	2000	1999	December 31, 1998

OPERATING REVENUE:

Service revenue	$115,343,806	$96,811,512	$1,563,266

Roaming revenue	40,509,670	36,889,249	664,323

Equipment and other revenue	8,852,908	6,407,302	190,791

Total operating revenue	164,706,384	140,108,063	2,418,380

OPERATING EXPENSES:

Cost of service	33,193,396	29,534,936	160,230

Cost of equipment	22,892,157	13,566,343	369,146

Marketing and selling	26,007,187	22,015,236	463,853

General and administrative	24,536,409	20,039,549	613,014

Depreciation and amortization	69,840,697	67,515,628	1,661,856

Total operating expenses	176,469,846	152,671,692	3,268,099

OPERATING LOSS	(11,763,462)	(12,563,629)	(849,719)

INTEREST EXPENSE	(65,235,347)	(65,360,804)	(886,297)

INTEREST INCOME	2,317,388	4,235,890	20,271

OTHER EXPENSE, NET	(33,360)	(57,480)	—

LOSS BEFORE INCOME TAXES	(74,714,781)	(73,746,023)	(1,715,745)

INCOME TAX BENEFIT	28,391,617	28,023,488	651,983

NET LOSS	$(46,323,164)	$(45,722,535)	$(1,063,762)

BASIC NET LOSS APPLICABLE TO THE COMMON STOCKHOLDER PER COMMON SHARE	$(463,232)	$(457,225)	$(10,638)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

AND THE PERIOD FROM INCEPTION

(JULY 23, 1998) THROUGH DECEMBER 31, 1998

	Common Stock
				Retained Earnings
	Shares	Amount	Paid-in Capital	(Deficit)	Total

INCEPTION (JULY 23, 1998)	—	$—	$—	$—	$—

Issuance of common stock, at cost	100	100	—	—	100

Capital contribution	—	—	145,000,000	—	145,000,000

Net loss	—	—	—	(1,063,762)	(1,063,762)

DECEMBER 31, 1998	100	$100	$145,000,000	$(1,063,762)	$143,936,338

Net loss	—	—	—	(45,722,535)	(45,722,535)

DECEMBER 31, 1999	100	$100	$145,000,000	$(46,786,297)	$98,213,803

Capital contribution	—	—	62,632,804	—	62,632,804

Net loss	—	—	—	(46,323,164)	(46,323,164)

DECEMBER 31, 2000	100	$100	$207,632,804	$(93,109,461)	$114,523,443

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

AND THE PERIOD FROM INCEPTION

(JULY 23, 1998) THROUGH DECEMBER 31, 1998

			Period from
			Inception
			(July 23, 1998)
	Year ended December 31,		through
			December 31,
	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(46,323,164)	$(45,722,535)	$(1,063,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—

Depreciation and amortization	69,840,697	67,515,628	1,661,856

Amortization of financing costs	5,214,730	5,231,553	—

Deferred income taxes	(28,581,941)	(29,144,889)	—

Other	33,360	57,476	—
Changes in current assets and liabilities—

Accounts receivable	(5,367,017)	(2,546,471)	(908,119)

Inventory	(151,764)	(1,406,219)	369,146

Interest receivable	1,112,132	—	—

Prepaid expenses and other	(527,967)	(1,725,690)	(1,329,143)

Accounts payable	3,050,980	7,455,357	(30,238)

Accrued expenses	1,334,033	(11,090,709)	2,518,958

Deferred revenue and customer deposits	1,052,116	896,994	—

Net cash (used in) provided by operating activities	686,195	(10,479,505)	1,218,698

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(31,543,675)	(20,591,960)	—

Purchase of cellular licenses and properties	—	(5,134,969)	(615,865,412)

Proceeds from sale of assets	134,152	794,587	25,000,000

Increase in receivable-affiliate	(394,274)	—	—

Increase in payable-affiliate	15,955,940	7,188,631	3,990,363

Investment in unconsolidated subsidiaries and other, net	421,836	—	—

Net cash used in investing activities	(15,426,021)	(17,743,711)	(586,875,049)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(83,113,246)	(31,000,000)	—

Proceeds from long-term debt	20,000,000	22,000,000	607,000,000

Proceeds from capital contributions	62,632,804	—	115,000,100

Purchase of restricted investments	—	—	(67,733,293)

Maturities of restricted investments	22,080,000	20,530,000	—

Deferred financing costs	(247,127)	(1,310,549)	(48,347,479)

Net cash provided by financing activities	21,352,431	10,219,451	605,919,328

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,612,605	(18,003,765)	20,262,977

CASH AND CASH EQUIVALENTS, beginning of year	2,259,212	20,262,977	—

CASH AND CASH EQUIVALENTS, end of year	$8,871,817	$2,259,212	$20,262,977

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for—

Interest, net of amounts capitalized	$58,667,815	$59,937,253	—

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

Acquisition purchase price contributed by parent	—	—	$30,000,000

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

      The Company was incorporated under the name Front Nine Holdings, Inc. as an Oklahoma corporation on July 23, 1998. Subsequently, the Company changed its name to Dobson/Sygnet Communications Company (the “Company”) and amended its certificate of incorporation on December 2, 1998 to reflect this change. The Company is a wholly owned subsidiary of Dobson Communications Corporation (“Dobson Communications”) and is a provider of rural and suburban cellular telephone services.

Capital Resources and Growth

      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facility (described in Note 4) including financial covenants, the Company will be unable to borrow under the credit facility during such time period to fund planned capital expenditures, its ongoing operations or other permissible uses.

      The Company’s ability to manage future growth will depend upon its ability to monitor operations, control costs and maintain effective quality controls, all of which will result in higher operating expenses. Any failure to expand these areas and to implement and improve its systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company’s business could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Impairment of Long-Lived Assets

      The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and goodwill when there is evidence that events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset, including intangible assets. The amount of any recognized impairment would be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. The fair value of intangible assets will be determined based on the discounted cash flows of the market or markets to which the intangible assets relate. The Company has identified no such losses.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Cellular License Acquisition Costs

      Cellular license acquisition costs consist of amounts paid to acquire FCC licenses to provide cellular services. Cellular license acquisition costs are being amortized on a straight-line basis over fifteen years. Amortization expense of $46,637,640, $48,934,995 and $1,054,538 was recorded in 2000, 1999 and 1998 respectively.

Deferred Financing Costs

      Deferred financing costs consist of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the terms of the debt of nine to ten years. Amortization expense related to these costs of $5,214,730, $5,231,553 and $101,025 was recorded in 2000, 1999 and 1998, respectively.

Customer List

      Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $8,639,636, $9,235,464 and $198,612 was recorded in 2000, 1999 and 1998, respectively.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company files a consolidated income tax return with its parent, Dobson Communications. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). For financial reporting purposes, the Company calculates its provision for income taxes on a stand-alone basis. Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year end.

Revenue Recognition

      The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred.

      Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $2,441,645 and $1,547,000 as of December 31, 2000 and 1999, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment sales are recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

      As of December 31, 2000, the Company implemented SEC Staff Accounting Bulleting (“SAB”) No. 101 relating to revenue recognition in financial statements. The impact of this implementation was not material to the Company’s revenues or results of operations for the year ended December 31, 2000.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Earnings Per Share

      Basic loss per common share is computed using the weighted average number of shares of common stock outstanding during the year. There were no potentially dilutive securities outstanding during 2000 and 1999.

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

      In connection with providing cellular services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 91%, 85% and 64% of the Company’s cellular roaming revenue was earned from customers of three wireless carriers during the periods ended December 31, 2000, 1999 and 1998, respectively.

Recently Issued Accounting Pronouncements

      In July 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Derivatives and Hedging (“SFAS 133”). SFAS 133 establishes uniform hedge accounting criteria for all derivatives requiring companies to formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Under SFAS 133, derivatives will be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the fair value recognized as a component of comprehensive income or in current earnings. SFAS 133, as amended by SFAS 137, Derivatives and Hedging-Deferral of the Effective Date of FASB Statement No. 133, will be effective for fiscal years beginning after June 15, 2000. On January 1, 2001, in accordance with SFAS 133, the Company recorded an asset and a net gain to comprehensive income totaling $0.6 million relating to its interest rate hedges.

Reclassifications

      Certain reclassifications have been made to the previously presented 1999 balances to conform them to the current presentation.

3.  PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are recorded at cost. Newly constructed cellular systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials overhead and any capitalized interest. For the years ended December 31, 2000, 1999, and 1998 no interest was capitalized. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  PROPERTY, PLANT AND EQUIPMENT: (Continued)

      Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 2000 and 1999:

	Useful Life	2000	1999

Cellular systems and equipment	2-10	$73,697,891	$44,235,798

Buildings and improvements	5-40	10,765,681	8,804,869

Vehicles, aircraft and other work equipment	3-10	331,397	334,572

Furniture and office equipment	5-10	9,052,907	4,399,928

Plant under construction		2,056,962	7,921,065

Land		188,522	1,011,163

Property, plant and equipment		96,093,360	66,707,395

Accumulated depreciation		(23,835,555)	(9,318,194)

Property, plant and equipment, net		$72,257,805	$57,389,201

4.  LONG-TERM DEBT:

      The Company’s long-term debt as of December 31, 2000 and 1999 consisted of the following:

	2000	1999

Revolving credit facility	$334,886,754	$398,000,000

Dobson/ Sygnet Senior Notes	200,000,000	200,000,000

Total debt	534,886,754	598,000,000

Less-current maturities	14,250,000	11,125,000

Total long-term debt	$520,636,754	$586,875,000

Credit Facility

      On December 23, 1998, the Company obtained $430 million of financing pursuant to a senior secured credit facility (“Dobson/ Sygnet Credit Facility”) from Bank of America, consisting of a $50 million reducing revolving credit facility and $380 million of term loan facilities. During 1999, the maximum availability of $430.0 million was reduced to $422.0 million as a result of a combination of a principal payment due and a mandatory repayment on the term loans totaling $8.0 million. As of December 31, 2000 and 1999, the Company had $334.9 million and $398.0 million outstanding, respectively, at a weighted average interest rate of 9.6% and 9.8%, respectively. The Company’s obligations under the Dobson/ Sygnet Credit Facility are secured by all current and future assets of the Company. Initial proceeds were used primarily to finance the Sygnet Acquisition (described in Note 7). The Company expects to use the remaining availability to finance capital expenditures and general operations. The facility will terminate in 2007.

      The Dobson/ Sygnet Credit Facility requires the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company’s ability to meet its debt service obligations. At December 31, 2000, the Company was in compliance with all required financial ratios.

      The Company currently has an interest rate swap which has effectively fixed the interest on $85.0 million of the principal outstanding on the Dobson/ Sygnet Credit Facility at approximately 5.48% plus a factor based

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  LONG-TERM DEBT: (Continued)

on our leverage (approximately 8.8% at December 31, 2000). This interest rate swap expires in March 2001. The Company accounts for the interest rate swap as a hedge.

Senior Notes

      On December 23, 1998, the Company issued $200 million of 12.25% Senior Notes maturing in 2008 (“Dobson/ Sygnet Senior Notes”). The net proceeds were used to finance the Sygnet Acquisition (described in Note 7) and to purchase securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/ Sygnet Senior Notes, which began on June 15, 1999. The pledged securities are reflected as restricted cash and investments in the Company’s consolidated balance sheets. The Dobson/ Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. Prior to December 15, 2001, the Company may redeem up to 35% of the principal amount of the Dobson/ Sygnet Senior Notes at 112.25% with proceeds from equity offerings, provided that at least $130 million remains outstanding.

      Minimum future payments of long-term debt for years subsequent to December 31, 2000, are as follows:

2001	$14,250,000

2002	16,125,000

2003	31,375,000

2004	46,750,000

2005	77,250,000

2006 and thereafter	349,136,754

$534,886,754

5.  RESTRICTED CASH AND INVESTMENTS:

      Restricted cash and investments consist of interest pledge deposits for the Dobson/ Sygnet Senior Notes and an escrow amount to cover any significant, unforeseeable tower expenses relating to the towers our affiliate sold (as discussed in Note 10). The senior notes interest pledge deposit includes the initial deposit of $67.7 million (as discussed in Note 4), net of interest earned and payments made to bondholders. The escrow reserve for the towers included an initial deposit of $3.0 million, which has been reduced to $2.0 million. Amortization expense of $503,846 and $769,956 was recorded in 2000 and 1999, respectively, as a reduction of interest income for bond premiums recorded with the purchase of the restricted investments.

6.  STOCKHOLDER’S EQUITY:

      On December 23, 1998, the Company received an equity contribution of $145 million from its parent company, Dobson Communications. This contribution was used to partially fund the Sygnet Wireless, Inc. acquisition (described in Note 7 below).

      During the year 2000, the Company received an equity contribution of $62.6 million from its parent company, Dobson Communications. This contribution was used to paydown debt.

7.  ACQUISITIONS:

      On December 23, 1998, the Company acquired Sygnet Wireless, Inc. for $337.5 million. At the date of the acquisition, Sygnet had $309 million of indebtedness, which was immediately refinanced (See Note 4). Included in the $337.5 million of purchase price was $30 million of Dobson Communications Class F

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  ACQUISITIONS: (Continued)

preferred stock issued to certain sellers of Sygnet Wireless, Inc. and another party. The Sygnet markets include cellular systems in Ohio, Pennsylvania and New York covering an estimated population base of 2.4 million people.

      The purchase price was allocated as follows ($ in thousands):

Purchase price of Sygnet common stock	$337,500

Sygnet indebtedness assumed	309,000

Total purchase price	$646,500

Current assets	$37,400

Property, plant and equipment	47,000

Cellular license costs	710,800

Other assets	45,900

Current liabilities	(13,100)

Deferred tax liabilities	(181,500)

$646,500

      We are aware of no unresolved matters that will materially impact the purchase price allocation.

      Concurrent with the acquisition of Sygnet Wireless, Inc. by the Company, Dobson/ Sygnet Operating Company was merged into Sygnet Wireless, Inc. This merger was accounted for as a merger of entities under common control. Also concurrent with the acquisition of Sygnet Wireless, Inc., the Company sold substantially all of its cellular towers to an affiliate for $25 million (see Note 10.).

      On December 14, 1999, the Company purchased the Federal Communications Corporation (“FCC”) license for, and certain assets related to, Pennsylvania 2 RSA for $6.0 million. Pennsylvania 2 is located in Northwest Pennsylvania and covers an estimated population base of 88,000.

8.  EMPLOYEE BENEFIT PLANS:

401(K) Plan

      The Company’s parent, Dobson Communications, maintains a 401(k) plan (the “Plan”) in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were approximately $307,000 and $285,000 for the years ended December 31, 2000 and 1999 respectively.

9.  TAXES:

      The benefit for income taxes for the years ended December 31, 2000, 1999 and 1998 differs from amounts computed at the statutory rate as follows:

	2000	1999	1998

Income taxes at statutory rate (34%)	$(25,403,025)	$(25,073,649)	$(583,353)

State income taxes, net of Federal income tax effect	(2,988,592)	(2,949,839)	(68,630)

	$(28,391,617)	$(28,023,488)	$(651,983)

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  TAXES: (Continued)

      The tax effects of the temporary differences that gave rise to deferred tax assets and liabilities at December 31, 2000 and 1999 were as follows:

	2000	1999

Current deferred income taxes:

Allowance for doubtful accounts receivable	$160,000	$190,024

Net current deferred income tax asset	160,000	190,024

Noncurrent deferred income taxes:

Fixed assets	28,120	1,710,760

Cellular license costs and other intangibles	(168,734,190)	(183,865,044)

Tax credits and carryforwards	44,933,727	29,800,000

Net noncurrent deferred income tax liability	(123,772,343)	(152,354,284)

Total deferred income tax liability	$(123,612,343)	$(152,164,260)

      At December 31, 2000, the Company had NOL carryforwards of approximately $115 million, which may be utilized to reduce future Federal income taxes payable. The Company’s NOL carryforwards begin to expire in 2012.

10.  RELATED PARTY TRANSACTIONS:

      At December 31, 2000 and 1999, the Company had payables due to affiliates of $26,740,660 and $11,178,994, respectively, primarily due to Dobson Communications for liabilities paid on behalf of the Company. There are no requirements for payables due to affiliates to be repaid to Dobson Communications during 2001.

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

      Dobson Communications, as the Company’s parent, provides certain services to the Company. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s pro rata population coverage and subscribers.

11.  COMMITMENTS:

      Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2000, are as follows:

2001	$5,047,477

2002	4,524,351

2003	4,117,970

2004	3,721,720

2005	3,099,282

2006 and thereafter	12,416,367

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  COMMITMENTS: (Continued)

      Lease expense related to the above leases was approximately $5,670,000 and $2,452,000 for the years ended December 31, 2000 and 1999, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Unless otherwise noted, the carrying value of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the current rates available to the Company for debt with similar terms and remaining maturation.

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2000		1999

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Revolving credit facility	$334,886,754	$334,886,754	$398,000,000	$398,000,000

Dobson/ Sygnet Senior Notes	200,000,000	198,000,000	200,000,000	220,000,000

Interest rate hedge asset	—	583,210	—	343,191

Report of Independent Auditors

The Board of Directors

Sygnet Wireless, Inc.

      We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit), and cash flows of Sygnet Wireless, Inc. for the period from January 1, 1998 through December 23, 1998 (the date of the sale of the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ERNST & YOUNG LLP

Cleveland, Ohio

February 5, 1999

SYGNET WIRELESS, INC. (Predecessor Company)

CONSOLIDATED STATEMENT OF OPERATIONS

Period from January 1,
1998 through
December 23, 1998

Revenue:

Subscriber revenue	$64,785,498

Roamer revenue	28,034,831

Equipment sales	5,794,056

Other revenue	1,653,264

Total revenue	100,267,649

Costs and expenses:

Cost of services	9,433,254

Cost of equipment sales	10,443,870

General and administrative	19,796,012

Selling and marketing	12,327,160

Merger related costs (Note 2)	1,883,952

Depreciation and amortization	27,497,687

Total costs and expenses	81,381,935

Income from operations	18,885,714

Other:

Interest expense	27,895,156

Merger related costs (Note 2)	5,205,492

Other expense, net	319,121

Loss before extraordinary item	(14,534,055)

Net loss	$(14,534,055)

See accompanying notes.

SYGNET WIRELESS, INC. (Predecessor Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

							Note
	Class A		Class B		Additional	Retained	Receivable
					Paid-In	Earnings	from Officer/
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Shareholder

Balance as of December 31, 1997	4,010,653	$40,107	5,159,977	$51,599	$47,598,498	$(28,222,124)	$(249,952)

Net loss						(14,534,055)

Exchange of common shares	731,893	7,319	(731,893)	(7,319)

Balance as of December 23, 1998	4,742,546	$47,426	4,428,084	$44,280	$47,598,498	$(42,756,179)	$(249,952)

See accompanying notes.

SYGNET WIRELESS, INC. (Predecessor Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

Period from
January 1, through
December 23, 1998

Operating activities

Net loss	$(14,534,055)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	15,085,641

Amortization	12,412,046

Compensation expense from issuance of stock options	—

Loss on disposal of equipment	96,128

Extraordinary loss on extinguishment of debt	—

Changes in operating assets and liabilities:

Accounts receivable	(1,526,182)

Inventory	(921,077)

Prepaid and deferred expenses	30,380

Accounts payable and accrued expenses	3,494,470

Accrued interest payable	(3,366,590)

Net cash provided by operating activities	10,770,761

Investing activities

Acquisitions of Horizon and Erie	—

Purchases of property and equipment	(13,654,200)

Proceeds from sale of equipment	444,500

Net cash used in investing activities	(13,209,700)

Financing activities

Dividends paid	—

Proceeds from long-term debt	21,800,000

Principal payments on long-term debt	(18,800,000)

Increase in financing costs	—

Net proceeds from issuance of preferred stock	—

Redemption of preferred stock	—

Net proceeds from issuance of common stock	—

Net cash provided by financing activities	3,000,000

Increase (decrease) in cash and cash equivalents	561,061

Cash and cash equivalents at beginning of year	860,086

Cash and cash equivalents at end of year	$1,421,147

See accompanying notes.

SYGNET WIRELESS, INC. (Predecessor Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Period from January 1, 1998 through December 23, 1998

1.  Description of Business and Basis of Presentation

      These financial statements include the accounts of Sygnet Wireless, Inc. and its wholly-owned subsidiary Sygnet Communications, Inc. (Sygnet) (hereinafter collectively referred to as the “Company”). Intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company owns and operates in one segment, cellular telephone systems, serving one large cluster with an approximate population of 2.4 million in Northeastern Ohio, Western Pennsylvania and Western New York.

2.  Subsequent Event

      On December 23, 1998, a wholly-owned subsidiary of Dobson Communications Corp. (Dobson), acquired all outstanding shares of Class A and B common stock (including the granted options of the Company as described in Note 10) of the Company for $337.5 million in cash. In connection with the purchase, the Notes (as described in Note 4) were tendered for a total price of $1,181.61 for each $1,000 in principal. The Bank Credit Facility (as described in Note 4) was repaid and terminated. The Company incurred $7.1 million in merger costs associated with this business combination. The merger costs included approximately $4.8 million for an advisory fee and $0.4 million in legal and accounting fees, which are recorded, as other non-operating expenses. In addition, the Company incurred $1.9 million for related employee severance, retention and stock option plans that are included in costs and expenses.

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

      The Company has acquired cellular licenses and customer lists through its acquisition of interests in various cellular systems. The Company uses a 40-year useful life to amortize its licenses under the straight-line method. Purchased cellular and paging customer lists are being amortized over 5 years under the straight-line method. Amortization expense was $11,295,083 for the period from January 1, through December 23, 1998.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. When

SYGNET WIRELESS, INC. (Predecessor Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Period from January 1, 1998 through December 23, 1998

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

Deferred Financing Costs

      Deferred financing costs are being amortized over the terms of the bank credit facility and senior notes. Amortization expense was $1,116,963 for the period from January 1, 1998 through December 23, 1998.

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

Advertising Costs

      Advertising costs are recorded as expense when incurred. Advertising expense was $1,851,047 for the period from January 1, 1998 through December 23, 1998.

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

Significant Concentrations

      In connection with providing cellular services to customers of other cellular carriers, the Company has contractual agreements with those carriers, which provide for agreed upon billing rates between the parties. Approximately 43% of the Company’s Roamer Revenue was earned from two cellular carriers, for the period from January 1, 1998 through December 23, 1998.

Financial Instruments

      Derivative financial instruments are used by the Company in the management of interest rate exposure and are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related liability being hedged (i.e., adjustments to interest expense).

SYGNET WIRELESS, INC. (Predecessor Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Period from January 1, 1998 through December 23, 1998

3.  Significant Accounting Policies (Continued)

      The Company uses variable interest rate credit facilities to finance acquisitions and operations of the Company. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. The notional amount is not a measure of the Company’s exposure through its use of derivatives.

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

      Among other things, the Bank Credit Facility contained financial covenants, which required the maintenance of debt service ratios and the hedging of interest rate risk and limited distributions to shareholders and sales of assets. In connection with these covenants, the Company has a three year interest rate swap with a total underlying notional amount of $80 million. The swap agreement converted the interest rate on $80 million notional amount of the credit facility from a variable rate based upon a three month LIBOR (5.25% at December 23, 1998) to fixed rates ranging from 5.79% to 6.03%. Amounts paid or received under these agreements are recognized as adjustments to interest expense.

      Interest paid was $31,294,880 for the period from January 1, 1998 through December 23, 1998.

5.  Leases

      The Company has entered into various operating leases for land and office facilities. Leases for tower sites provide for periodic extensions of lease periods with future lease payments indexed to the consumer price index.

SYGNET WIRELESS, INC. (Predecessor Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Period from January 1, 1998 through December 23, 1998

5.  Leases (Continued)

      Rent expense was $2,411,310 for the period from January 1, 1998 through December 23, 1998.

6.  Retirement Plan

      The Company sponsors a 401(k) retirement and profit sharing plan, which covers substantially all its employees. Eligible employees can contribute from 1% to 15% of their compensation. The Company, at its discretion, may match a portion of the employee’s contribution. The Company may also, at its discretion, make additional profit sharing contributions to the plan. In connection with the sale of Company described in Note 2, the Plan will be merged with the Dobson 401(k) plan. Total pension expense was $357,000 for the period from January 1, 1998 through December 23, 1998.

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

      The Preferred Stock had a redemption value of $100 per share and was recorded at fair value on the date of issuance less issuance costs. Dividends were cumulative from the date of issuance, accrued quarterly in arrears and were payable in shares of Preferred Stock. The dividend rates increased annually from 15% in 1997 to 21% in 2000 and thereafter. The Preferred Stock included the potential issuance of warrants to purchase shares of the Company’s Class A Common Stock. No warrants were issued. For financial reporting purposes, the excess of the redemption value of the Preferred Stock over the carrying value was accreted by periodic charges to additional paid-in capital over the life of the issue.

      The Company has authorized 5 million shares of Nonvoting Preferred Stock, par value $.01 per share, of which 500,000 are designated as Series A Senior Cumulative Nonvoting Preferred Stock.

      The Company has also authorized 10 million shares of Voting Preferred Stock, par value $.01 per share, none of which are issued.

8.  Shareholders’ Equity

      On June 20, 1997, the Company issued and sold 3,000,000 shares of Class A Common Stock, $0.01 par value, to Boston Ventures Limited Partnership V (Boston Ventures) at a price of $15 per share (Common Stock Sale). The proceeds of $43.6 million, net of issuance fees of $1.4 million, were used to redeem the remaining outstanding Preferred Stock as described in Note 7 and to reduce amounts outstanding under the Bank Credit Facility. As a condition of the Common Stock Sale, Boston Ventures appointed two representatives on the Company’s eleven-member board of directors.

      In August 1997, Boston Ventures purchased 1,000,000 shares of Class B Common Stock from shareholders pursuant to a tender offer, which upon purchase became Class A Common Stock.

      Under the most restrictive of the covenants (discussed in Note 4), the Company could not declare any dividends on its common stock through December 23, 1998.

      On December 29, 1994, the Company received a promissory note from an officer/shareholder for $249,952 for the purchase of common shares from a shareholder. The note required annual payment of

SYGNET WIRELESS, INC. (Predecessor Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Period from January 1, 1998 through December 23, 1998

8.  Shareholders’ Equity (Continued)

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

      The components of the income tax provision (benefit) in the consolidated statements of operations for the period January 1, 1998 through December 23, 1998 are as follows:

1998

Deferred income tax (benefit)	$(4,782,900)

Valuation allowance	4,782,900

Total provision for income tax (benefit)	$—

10.  Stock Option Plan

      The Company has stock option plans that provide for the purchase of Class A common stock by employees and directors of the Company. Under the stock option plans, the Company is authorized to issue 1,250,000 options for the purchase of shares of Class A common stock (1,000,000 for employees and 250,000 for non-employee directors). These options vest over a period ranging from grant date to five years, are exercisable based upon the terms of the grants and expire at the end of ten years. The Company applies APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations in accounting for the plan, which requires that for certain options granted, the Company recognizes as compensation expense the excess of the fair value for accounting purposes of the common stock over the exercise price of the options. For the majority of options, no compensation cost has been recognized. Had stock compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss would have increased by $419,000 from the amounts reported for the period from January 1, 1998 through December 23, 1998.

      For pro forma calculations, the fair value of each option is estimated on the date of grant using the Minimum Value option-pricing model with the following weighted-average assumptions used for grants in 1998: risk-free interest rates ranging from 6.9% to 5.9% and average expected lives ranging from 5.0 to 7.5 years for issued options.

SYGNET WIRELESS, INC. (Predecessor Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the Period from January 1, 1998 through December 23, 1998

10.  Stock Option Plan (Continued)

      A summary of the status of the Company’s stock option plan as of December 23, 1998 and changes during the period is presented below:

		Weighted
		-Average
		Exercise
	Shares	Price

Outstanding at beginning of year	716,200	$10.08

Granted	210,500	18.03

Exercised	—	—

Canceled	(1,000)	20.00

Outstanding at year end	925,700	$11.88

Options exercisable at year end	815,700

Weighted-average fair value of options granted during the year		$1.65

Weighted-average remaining contractual life		8.71

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  The following financial statements of Dobson Communications Corporation are included in Item 8:

Dobson/ Sygnet Communications Company
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated Statement of Operations for the years ended December 31, 2000, 1999 and the period from inception (July 23, 1998) through December 31, 1998
Consolidated Statement of Stockholder’s Equity for the years ended December 31, 2000, 1999 and the period from inception (July 23, 1998) through December 31, 1998
Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and the period from inception (July 23, 1998) through December 31, 1998
Notes to Consolidated Financial Statements

Sygnet Wireless, Inc. (The Predecessor Company)
Consolidated Statement of Operations for the period January 1, 1998 through December 23, 1998
Consolidated Statement of Stockholder’s Equity for the period January 1, 1998 through December 23, 1998
Consolidated Statement of Cash Flows for the period January 1, 1998 through December 23, 1998
Notes to Consolidated Financial Statements

      (2)  Schedule II—Valuation Allowance Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Dobson/ Sygnet Communications Company:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dobson/ Sygnet Communications Company included in this Form 10-K and have issued our report thereon dated March 9, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 51, as listed in Item 14(a)2 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma

March 9, 2001

SCHEDULE II

DOBSON/ SYGNET COMMUNICATION COMPANY

SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM INCEPTION
(JULY 23, 1998) THROUGH DECEMBER 31, 1998

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	year

Allowance for Doubtful Accounts Receivable:

2000	$500,063	$2,331,765	$2,410,788	$421,040

1999	—	$2,107,913	$1,607,850	$500,063

1998	—	—	—	—

      Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3)  Exhibits

Exhibit		Method of
Numbers	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(4)[3.1]
3.2	Registrant’s Amended Bylaws.	(4)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(4)[4.3]
4.4	Credit Agreement among the Agents and Lenders named therein and Dobson/ Sygnet Operating Company, dated as of December 23, 1998.	(4)[4.5]
10.1	Master Site License Agreement dated December 23, 1998 by and between Sygnet Communications, Inc. and Dobson Tower Company.	(4)[10.2]
10.2.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Eric Cellular Telephone Company.	(4)[10.3]
10.2.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(4)[10.3.2]
10.2.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(4)[10.3.3]
10.2.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(4)[10.3.4]
10.2.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(4)[10.3.5]
21	Subsidiaries.	(4)[21]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to the Quarterly Report of Sygnet Wireless, Inc. (333-10161) on Form 10-Q for the quarterly period ended June 30, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Sygnet Wireless, Inc. Registration Statement on Form S-1 (Registration No. 333-10161), as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed as an exhibit to Dobson Communications Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998 as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 2001.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 26, 2001

/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Vice President and Chief Financial Officer (principal financial officer)	March 26, 2001

/s/ TRENT LEFORCE Trent LeForce	Corporate Controller (principal accounting officer)	March 26, 2001

/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary/ Treasurer, Director	March 26, 2001

/s/ RUSSELL L. DOBSON Russell L. Dobson	Director	March 26, 2001

/s/ FRED J. HALL Fred J. Hall	Director	March 26, 2001

/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director	March 26, 2001

/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director	March 26, 2001

/s/ DANA L. SCHMALTZ Dana L. Schmaltz	Director	March 26, 2001

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