Form 10-Q
period 2001-03-31
DOBSON SYGNET COMMUNICATIONS CO
filed 2001-05-11
CIK 1076761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 333-71051

DOBSON/ SYGNET COMMUNICATIONS COMPANY

(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1547216 (I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma (Address of principal executive offices)	73134 (Zip Code)

(405)-529-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   No

     As of May 7, 2001, there were 100 shares of the registrant’s $1.00 par value common stock outstanding.

DOBSON/SYGNET COMMUNICATIONS COMPANY

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION

1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

3	Quantitative and Qualitative Disclosure about Market Risk	10

PART II. OTHER INFORMATION

1	Legal Proceedings	11

2	Changes in Securities and Use of Proceeds	11

3	Defaults Upon Senior Securities	11

4	Submission of Matters to a Vote of Security Holders	11

5	Other Information	11

6	Exhibits and Reports on Form 8-K	12

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$1,951,290	$8,871,817

Restricted cash and investments	26,515,740	26,153,677

Accounts receivable, net	18,932,950	20,433,870

Inventory	3,455,432	3,977,359

Other current assets	1,153,752	1,011,633

Total current assets	52,009,164	60,448,356

PROPERTY, PLANT AND EQUIPMENT, net	75,162,007	72,257,805

OTHER ASSETS:

Wireless license acquisition costs, net	608,865,708	620,824,915

Deferred financing costs, net	39,279,880	40,558,866

Customer list, net	24,379,650	26,614,038

Other	200,211	285,897

Total other assets	672,725,449	688,283,716

Total assets	$799,896,620	$820,989,877

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:

Accounts payable	$8,250,566	$10,637,640

Accrued expenses	12,690,678	6,042,906

Deferred revenue and customer deposits	4,586,094	4,386,131

Current portion of long-term debt	14,250,000	14,250,000

Total current liabilities	39,777,338	35,316,677

Payables — affiliates	12,933,076	26,740,660

Long-term debt, net of current portion	513,574,254	520,636,754

Deferred income taxes	116,215,296	123,772,343

STOCKHOLDER’S EQUITY:

Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding	100	100

Additional paid-in capital	222,632,804	207,632,804

Retained deficit	(105,236,248)	(93,109,461)

Total stockholder’s equity	117,396,656	114,523,443

Total liabilities and stockholder’s equity	$799,896,620	$820,989,877

The accompanying notes are an integral part of these consolidated balance sheets.

DOBSON/SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2001	2000

OPERATING REVENUE:

Service revenue	$30,955,977	$25,191,020

Roaming revenue	9,796,975	8,589,302

Equipment and other revenue	1,958,045	2,109,929

Total operating revenue	42,710,997	35,890,251

OPERATING EXPENSES:

Cost of service	9,572,239	6,285,105

Cost of equipment	5,945,692	5,378,552

Marketing and selling	6,314,190	7,006,921

General and administrative	7,064,635	5,743,233

Depreciation and amortization	18,518,595	17,153,619

Total operating expenses	47,415,351	41,567,430

OPERATING LOSS	(4,704,354)	(5,677,179)

INTEREST EXPENSE	(15,254,746)	(17,124,256)

OTHER INCOME, net	399,766	695,274

LOSS BEFORE INCOME TAXES	(19,559,334)	(22,106,161)

INCOME TAX BENEFIT	7,432,547	8,400,342

NET LOSS	$(12,126,787)	$(13,705,819)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(121,268)	$(137,058)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(12,126,787)	$(13,705,819)
Adjustments to reconcile net loss to net cash provided by operating activities —

Depreciation and amortization	18,518,595	17,153,619

Amortization of financing costs	1,308,431	1,301,449

Deferred income taxes	(7,557,047)	(8,590,366)
Changes in current assets and liabilities —

Accounts receivable	1,500,920	(1,395,010)

Other current assets	17,745	(236,366)

Accounts payable	(2,397,887)	972,025

Accrued expenses	6,647,772	11,591,132

Deferred revenues and customer deposits	199,963	184,168

Net cash provided by operating activities	6,111,705	7,274,832

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(7,218,389)	(6,360,781)

Purchase of wireless licenses and properties	—	(1,021,796)

(Decrease) increase in payable-affiliate	(13,807,584)	5,561,470

Other investing activities	85,686	293,773

Net cash used in investing activities	(20,940,287)	(1,527,334)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	37,000,000	—

Repayments of long-term debt	(44,062,500)	(40,550,000)

Capital contribution	15,000,000	33,300,000

Other financing activities	(29,445)	(25,812)

Net cash provided by (used in) financing activities	7,908,055	(7,275,812)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,920,527)	(1,528,314)

CASH AND CASH EQUIVALENTS, beginning of period	8,871,817	2,259,212

CASH AND CASH EQUIVALENTS, end of period	$1,951,290	$730,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$7,642,545	$4,325,016

The accompanying notes are an integral part of these consolidated financial statement.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheets of Dobson/ Sygnet Communications Company (“the Company”) as of March 31, 2001 and December 31, 2000, the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed balance sheet data at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2000 consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2000.

1.  ORGANIZATION

      The Company was incorporated under the name Front Nine Holdings, Inc. as an Oklahoma corporation on July 23, 1998. Subsequently, the Company changed its name to Dobson/ Sygnet Communications Company (the “Company”) and amended its certificate of incorporation on December 2, 1998 to reflect this change. The Company is a wholly owned subsidiary of Dobson Communications Corporation (“Dobson Communications”) and is a provider of rural and suburban wireless telephone services.

2.  STOCKHOLDER’S EQUITY

      The Company received equity contributions of $15.0 million and $33.3 million during the three months ended March 31, 2001 and 2000, respectively, from its parent company, Dobson Communications. These contributions were used to repay debt under the Company’s credit facility.

      On January 1, 2001, in accordance with SFAS 133, the Company recorded an asset and a net gain to comprehensive income totaling $0.6 million relating to its outstanding interest rate hedges, thus increasing the Company’s total equity. However, on March 30, 2001, these hedges expired leaving no remaining impact to the Company’s financial position.

3.  RECLASSIFICATIONS

      Certain items have been reclassified in the 2000 consolidated financial statements to conform to the current presentation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We own and operate wireless telephone systems serving a large cluster of properties with a population of approximately 2.4 million and approximately 263,400 subscribers located in northeastern Ohio, western Pennsylvania and western New York. Our wireless systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the financial condition and results of our operations.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers had led to reduction in rates for airtime. We believe that the impact of this trend will be mitigated by increases in the number of wireless telecommunication subscribers and the number of minutes of usage per subscriber.

      We derive roaming revenues by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 22.9% and 23.9% of our revenue for the three months ended March 31, 2001 and 2000, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur virtually no costs related to network operations, customer service or collections to earn roaming revenues. Our roaming yield, which is our roaming service revenues, including airtime, toll charges and surcharges, divided by roaming minutes of use, was $.34 and $.38 for the months ended March 31, 2001 and 2000, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, we have seen overall roaming revenues increase due to growth in roaming minutes of use.

      We include any toll, or long-distance, revenues related to our wireless and roaming services in service revenue and roaming revenue.

      Equipment revenues are revenues from selling equipment to our subscribers.

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

      Our cost of equipment represents the cost associated with equipment and accessories sold to customers. In recent years, we and other wireless providers, have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to direct sales personnel for new business generated. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers.

      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration.

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily wireless license acquisition costs and customer lists.

Results of Operations

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Operating Revenue. For the three months ended March 31, 2001, total operating revenue increased $6.8 million, or 19.0%, to $42.7 million from $35.9 million for the comparable period in 2000. Total service, roaming and equipment sales and other revenue represented 72.5%, 22.9% and 4.6%, respectively, of total operating revenue during the three months ended March 31, 2001 and 70.2%, 23.9%, and 5.9%, respectively, of total operating revenue during the three months ended March 31, 2000.

      The following table sets forth the components of our operating revenue for the three months ended March 31, 2001 and 2000:

	Three Months Ended
	March 31,

	2001	2000

	($ in thousands)

Operating revenue:

Service revenue	$30,956	$25,191

Roaming revenue	9,797	8,589

Equipment and other revenue	1,958	2,110

Total	$42,711	$35,890

      Service revenue increased $5.8 million, or 22.9%, to $31.0 million in the three months ended March 31, 2001 from $25.2 million in the same period of 2000. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 10.5% to approximately 263,400 at March 31, 2001 from approximately 238,400 at March 31, 2000. The average monthly service revenue per subscriber increased to $40 from $36 for the three months ended March 31, 2001 compared to the same period in 2000. Our average monthly service revenue per subscriber has been positively impacted by the change in our subscriber mix. On March 31, 2001, 56% of our subscribers were on digital rate plans compared to 11% at March 31, 2000. Digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than analog rate plans.

      Roaming revenue increased $1.2 million, or 14.1%, to $9.8 million in the three months ended March 31, 2001 from $8.6 million for the comparable period of 2000. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

      Equipment and other revenue decreased $0.1 million or 7.2%, to $2.0 million in the three months ended March 31, 2001 from $2.1 million in the same period of 2000. This decrease is due to a slight decline in the number of gross subscriber additions.

      Cost of Service. For the three months ended March 31, 2001, the total cost of service increased $3.3 million, or 52.3%, to $9.6 million from $6.3 million for the comparable period in 2000. This increase is primarily the result of the increased number of subscribers and the migration of our subscribers from analog rate plans to new digital rate plans. As described with our service revenue above, on average, digital subscribers use more minutes than analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus, increasing the expenses we are charged by third-party providers.

      Cost of Equipment. For the three months ended March 31, 2001, cost of equipment increased $0.5 million, or 10.5% to $5.9 million from $5.4 million in the same period of 2000, primarily as a result of equipment transactions related to the migrations of our existing subscribers from analog service to digital service.

      Marketing and Selling Costs. Marketing and selling costs decreased $0.7 million, or 9.9%, to $6.3 million for the three months ended March 31, 2001, from $7.0 million in the comparable period of 2000. This decrease resulted from a decrease in the number of gross subscriber additions and the related sales force compensation expenses.

      General and Administrative Expense. For the three months ended March 31, 2001, general and administrative cost increased $1.4 million, or 23.0%, to $7.1 million from $5.7 million for the comparable period in 2000. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.3 million, or 8.0% to $18.5 million in the three months ended March 31, 2001 from $17.2 million in the same period of 2000. This increase is a result of an increase in capital assets.

      Interest Expense. For the three months ended March 31, 2001, interest expense decreased $1.8 million, or 10.9%, to $15.3 million from $17.1 million in the same period of 2000. The decrease was primarily a result of decreased interest rates on our revolving credit facility in the three months ended March 31, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless telephone systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt, capital contributions from our parent and the sale of debt securities.

      At March 31, 2001, we had working capital of $12.2 million (a ratio of current assets to current liabilities of 1.3:1) and an unrestricted cash balance of $2.0 million, which compares to working capital of $25.1 million (a ratio of current assets to current liabilities of 1.7:1) and an unrestricted cash balance of $8.9 million at December 31, 2000.

      Our net cash provided by operating activities totaled $6.1 million and $7.3 million for the three month periods ended March 31, 2001, and 2000, respectively. The decrease of $1.2 million was primarily due to the change in current assets and liabilities.

      Our net cash used in investing activities totaled $20.9 million and $1.5 million for the three months ended March 31, 2001, and 2000, respectively. The increase of $19.4 million was primarily due to changes in payables due to affiliates.

      Our net cash provided by financing activities was $7.9 million compared to net cash used in financing activities of $7.3 million for the three months ended March 31, 2001 and 2000, respectively. Financing activity for the three months ended March 31, 2001 consisted primarily of proceeds from long-term debt of $37.0 million and a capital contribution from our parent company, Dobson Communications, of $15.0 million offset by repayments of long-term debt totaling $44.1 million.

      Our capital expenditures were $7.2 million for the three months ended March 31, 2001 and we expect our capital expenditures to be approximately $20 to $25 million for all of 2001. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Our credit facilities aggregate $346.7 million, consisting of a $40.4 million reducing revolving credit facility and $306.3 million of term loan facilities. As of March 31, 2001 we had $327.8 million outstanding under the facilities at a weighted average interest rate of 9.7%. Obligations under our new facilities are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. As of March 31, 2001, we have maintained the required financial ratios. We cannot provide assurance that we will continue to maintain these required ratios and our ability to borrow under our credit facility will be limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates. The $200.0 million senior notes bear an interest rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

      Although we cannot provide any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flow, borrowings under the credit facility, and cash flow from operations, will be sufficient to satisfy our capital expenditures, working capital and debt service obligations for the next twelve months. However, we will need to refinance the credit facilities, and the senior notes at their maturities, which begin in 2007. The credit facilities are currently being amortized quarterly. Our ability to refinance will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Forward-Looking Statements

      The description of our plans set forth herein, including planned capital expenditures and acquisitions, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, acquisition activity or our performance to differ materially from the plans include, without limitation, our ability to satisfy the financial covenants of our outstanding debt instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our wireless business against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of ours; and adverse regulatory changes. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity. On March 30, 2001, our interest rate swap that effectively fixed the interest rate on $85.0 million of the principal outstanding on our credit facility expired. Thus, we currently are not involved with any derivatives or other financial instruments.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at March 31, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      Not applicable

Item 2.  Changes in Securities and Use of Proceeds

      Not applicable

Item 3.  Defaults Upon Senior Securities

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.  Other Information

      Not applicable

Item 6.  Exhibits and Reports on Form 8K

(a)  Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Number	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2	Registrant’s Amended Bylaws.	(2)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4	Credit Agreement among the Agents and Lenders named therein and Dobson/ Sygnet Operating Company, dated as of December 23, 1998.	(2)[4.5]
10.1	Master Site License Agreement dated December 23,1998 by and between Sygnet Communications, Inc. and Dobson Tower Company.	(2)[10.2]
10.2.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Eric Cellular Telephone Company.	(2)[10.3]
10.2.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1)	(2)[10.3.2]
10.2.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6)	(2)[10.3.3]
10.2.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7)	(2)[10.3.4]
10.2.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3)	(2)[10.3.5]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(b)  Reports on Form 8K

      Not applicable

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President and
Chief Executive Officer

Date: May 11, 2001

By	/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Vice President and Chief Financial Officer
(principal financial officer)

Date: May 11, 2001