Form 10-Q
period 2001-06-30
DOBSON SYGNET COMMUNICATIONS CO
filed 2001-08-13
CIK 1076761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

(405) 529-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

     As of August 3, 2001, there were 100 shares of the registrant’s $1.00 par value Common Stock outstanding.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION

1	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2001 and 2000	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5

	Notes to Condensed Consolidated Financial Statements	6

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

3	Quantitative and Qualitative Disclosure about Market Risk	12

PART II. OTHER INFORMATION

1	Legal Proceedings	13

2	Changes in Securities and Use of Proceeds	13

3	Defaults Upon Senior Securities	13

4	Submission of Matters to a Vote of Security Holders	13

5	Other Information	13

6	Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$2,239,862	$8,871,817

Restricted cash and investments	14,565,375	26,153,677

Accounts receivable, net	20,444,589	20,433,870

Inventory	3,573,729	3,977,359

Other current assets	1,252,958	1,011,633

Total current assets	42,076,513	60,448,356

PROPERTY, PLANT AND EQUIPMENT, net	78,083,894	72,257,805

OTHER ASSETS:

Wireless license acquisition costs, net	596,906,500	620,824,915

Deferred financing costs, net	37,996,852	40,558,866

Customer list, net	22,145,263	26,614,038

Other	128,092	285,897

Total other assets	657,176,707	688,283,716

Total assets	$777,337,114	$820,989,877

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:

Accounts payable	$8,623,723	$10,637,640

Accrued expenses	5,354,957	6,042,906

Deferred revenue and customer deposits	4,790,611	4,386,131

Current portion of long-term debt	14,250,000	14,250,000

Total current liabilities	33,019,291	35,316,677

Payables — affiliates	15,447,401	26,740,660

Long-term debt, net of current portion	512,511,754	520,636,754

Deferred income taxes	109,670,038	123,772,343

STOCKHOLDER’S EQUITY:

Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding	100	100

Additional paid-in capital	222,632,804	207,632,804

Retained deficit	(115,944,274)	(93,109,461)

Total stockholder’s equity	106,688,630	114,523,443

Total liabilities and stockholder’s equity	$777,337,114	$820,989,877

The accompanying notes are an integral part of these condensed consolidated balance sheets.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

OPERATING REVENUE:

Service revenue	$33,403,511	$28,567,927	$64,359,488	$53,758,946

Roaming revenue	10,996,509	9,751,075	20,793,484	18,340,377

Equipment and other revenue	1,667,348	2,657,042	3,625,393	4,766,971

Total operating revenue	46,067,368	40,976,044	88,778,365	76,866,294

OPERATING EXPENSES:

Cost of service	11,133,622	8,408,473	20,705,861	14,693,578

Cost of equipment	4,802,291	4,899,438	10,747,983	10,277,990

Marketing and selling	6,191,838	6,007,862	12,506,028	13,014,783

General and administrative	6,995,560	6,052,513	14,060,195	11,795,746

Depreciation and amortization	18,954,091	17,471,903	37,472,686	34,625,521

Total operating expenses	48,077,402	42,840,189	95,492,753	84,407,618

OPERATING LOSS	(2,010,034)	(1,864,145)	(6,714,388)	(7,541,324)

INTEREST EXPENSE	(15,445,605)	(16,077,777)	(30,700,351)	(33,202,034)

OTHER INCOME, net	184,630	633,147	584,396	1,328,422

LOSS BEFORE INCOME TAXES	(17,271,009)	(17,308,775)	(36,830,343)	(39,414,936)

INCOME TAX BENEFIT	6,562,983	6,577,335	13,995,530	14,977,677

NET LOSS	$(10,708,026)	$(10,731,440)	$(22,834,813)	$(24,437,259)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(107,080)	$(107,314)	$(228,348)	$(244,373)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,834,813)	$(24,437,259)
Adjustments to reconcile net loss to net cash provided by operating activities —

Depreciation and amortization	37,472,686	34,625,521

Amortization of financing costs	2,617,504	2,604,759

Deferred income taxes	(14,262,305)	(15,386,025)

Other	120,226	(3,308)
Changes in current assets and liabilities —

Accounts receivable	(10,719)	(4,922,715)

Other current assets	(339,393)	1,329,455

Accounts payable	(2,024,730)	2,973,114

Accrued expenses	(687,949)	5,124,294

Deferred revenues and customer deposits	404,480	330,032

Net cash provided by operating activities	454,987	2,237,868

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(15,021,497)	(17,427,788)

(Decrease) increase in payable-affiliate	(11,293,259)	4,233,806

Other investing activities	158,304	223,095

Net cash used in investing activities	(26,156,452)	(12,970,887)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long-term debt	55,500,000	10,000,000

Repayments of long-term debt	(63,625,000)	(43,800,000)

Capital contributions	15,000,000	33,300,000

Maturity of restricted investments, net of interest	12,250,000	10,870,000

Other financing activities	(55,490)	(25,812)

Net cash provided by financing activities	19,069,510	10,344,188

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,631,955)	(388,831)

CASH AND CASH EQUIVALENTS, beginning of period	8,871,817	2,259,212

CASH AND CASH EQUIVALENTS, end of period	$2,239,862	$1,870,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$29,597,679	$24,930,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheets of Dobson/ Sygnet Communications Company (“the Company”) as of June 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed consolidated balance sheet data at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2000 consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2000.

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

2.  STOCKHOLDER’S EQUITY

      The Company received equity contributions of $15.0 million and $33.3 million during the six months ended June 30, 2001 and 2000, respectively, from its parent company, Dobson Communications. These contributions were used to repay debt under the Company’s credit facility.

      On January 1, 2001, in accordance with SFAS 133, the Company recorded an asset and a net gain to comprehensive income totaling $0.6 million relating to its outstanding interest rate hedges, thus increasing the Company’s total equity. However, on March 30, 2001, these hedges expired leaving no remaining impact to the Company’s financial position as of June 30, 2001.

3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board, (“FASB”), issued Statements of Financial Accounting Standards, (“FAS”), No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company has not yet determined the effect these new accounting standards may have on the amortization of its existing wireless license acquisition costs. These standards may also require companies to stop amortizing intangible assets associated with wireless licenses effective January 1, 2002, as those licenses may be considered intangible assets with indefinite lives. The Company will be required to implement these standards effective January 1, 2002.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of June 30, 2001, our system covered a total population of 2.4 million and we had approximately 268,100 subscribers. Our wireless systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reduction in rates for airtime. These declines have been generally offset by significant increases in average minutes of use per subscriber. We believe that the industry trend toward increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenues by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 23.9%, 23.8%, 23.4% and 23.9% of our revenue for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, customer service and collections in servicing roaming customers as compared to our home subscribers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.32, $0.37, $0.33 and $0.37 for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, we have seen overall roaming revenue increase due to increases in roaming minutes of use.

      We include any toll, or long-distance, revenues related to our wireless and roaming services in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers.

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

      Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross additional subscriber. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services. We pay commissions to direct sales personnel and independent agents for new business generated.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Operating revenue. For the three months ended June 30, 2001, total operating revenue increased $5.1 million, or 12.4%, to $46.1 million from $41.0 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 72.5%, 23.9% and 3.6%, respectively, of total operating revenue during the three months ended June 30, 2001 and 69.7%, 23.8%, and 6.5%, respectively, of total operating revenue during the three months ended June 30, 2000.

      The following table sets forth the components of our operating revenue for the three months ended June 30, 2001 and 2000:

	Three Months Ended
	June 30,

	2001	2000

	($ in thousands)

Operating revenue:

Service revenue	$33,404	$28,568

Roaming revenue	10,996	9,751

Equipment and other revenue	1,667	2,657

Total	$46,067	$40,976

      Service revenue increased $4.8 million, or 16.9%, to $33.4 million in the three months ended June 30, 2001 from $28.6 million in the same period of 2000. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 9.9% to approximately 268,100 at June 30, 2001 from approximately 243,900 at June 30, 2000. The average monthly service revenue per subscriber increased 7.7% to $42 for the three months ended June 30, 2001 from $39 for the comparable period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On June 30, 2001, 64.9% of our subscribers were on digital rate plans compared to 17.2% at June 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      Roaming revenue increased $1.2 million, or 12.8%, to $11.0 million in the three months ended June 30, 2001 from $9.8 million for the comparable period of 2000. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

      Equipment and other revenue decreased $1.0 million, or 37.2%, to $1.7 million in the three months ended June 30, 2001 from $2.7 million in the same period of 2000. This decrease is due to an increase in phone discounts during the three months ended June 30, 2001, as a result of more competitive markets.

      Cost of service. For the three months ended June 30, 2001, the total cost of service increased $2.7 million, or 32.4%, to $11.1 million from $8.4 million for the comparable period in 2000. This increase is primarily the result of the increased number of subscribers and the migration of our subscribers from analog rate plans to new digital rate plans. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers.

      Cost of equipment. For the three months ended June 30, 2001, cost of equipment decreased slightly by $0.1 million, or 2.0%, to $4.8 million from $4.9 million in the same period of 2000. This decrease is due to a reduction in phone prices.

      Marketing and selling costs. Marketing and selling costs increased $0.2 million, or 3.1%, to $6.2 million for the three month period ended June 30, 2001, from $6.0 million in the comparable period of 2000. This increase resulted from an increase in the number of gross subscriber additions and the related sales force compensation expenses. The number of gross subscribers added in the second quarter of 2001 increased 13.6% to 20,100, compared to approximately 17,700 added in the second quarter of 2000.

      General and administrative expense. For the three months ended June 30, 2001, general and administrative cost increased $0.9 million, or 15.6%, to $7.0 million from $6.1 million for the comparable period in 2000. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth.

      Depreciation and amortization expense. Depreciation and amortization expense increased $1.5 million, or 8.5%, to $19.0 million in the three months ended June 30, 2001 from $17.5 million in the same period of 2000. This increase is a result of additional depreciation on fixed assets acquired in 2000 and 2001.

      Interest expense. For the three months ended June 30, 2001, interest expense decreased $0.7 million, or 3.9%, to $15.4 million from $16.1 million in the same period of 2000. The decrease was primarily a result of decreased interest rates and the reduction of our outstanding balance on our revolving credit facility in the three months ended June 30, 2001 compared to the same period in 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Operating revenue. For the six months ended June 30, 2001, total operating revenue increased $11.9 million, or 15.5%, to $88.8 million from $76.9 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 72.5%, 23.4% and 4.1%, respectively, of total operating revenue during the six months ended June 30, 2001 and 69.9%, 23.9%, and 6.2%, respectively, of total operating revenue during the six months ended June 30, 2000.

      The following table sets forth the components of our operating revenue for the six months ended June 30, 2001 and 2000:

	Six Months Ended
	June 30,

	2001	2000

	($ in thousands)

Operating revenue:

Service revenue	$64,360	$53,759

Roaming revenue	20,793	18,340

Equipment and other revenue	3,625	4,767

Total	$88,778	$76,866

      Service revenue increased $10.6 million, or 19.7%, to $64.4 million in the six months ended June 30, 2001 from $53.8 million in the same period of 2000. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 9.9% to approximately 268,100 at June 30, 2001 from approximately 243,900 at June 30, 2000. The average monthly service revenue per subscriber increased to $41 from $38 for the six months ended June 30, 2001 compared to the same period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On June 30, 2001, 64.9% of our subscribers were on digital rate plans compared to 17.2% at June 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      Roaming revenue increased $2.5 million, or 13.4%, to $20.8 million in the six months ended June 30, 2001 from $18.3 million for the comparable period of 2000. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

      Equipment and other revenue decreased $1.2 million, or 23.9%, to $3.6 million in the six months ended June 30, 2001 from $4.8 million in the same period of 2000. This decrease is due to increased phone discounts for the six months ended June 30, 2001, as a result of more competitive markets.

      Cost of service. For the six months ended June 30, 2001, the total cost of service increased $6.0 million, or 40.9%, to $20.7 million from $14.7 million for the comparable period in 2000. This increase is primarily the result of the increased number of subscribers and the migration of our subscribers from analog rate plans to new digital rate plans. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers.

      Cost of equipment. For the six months ended June 30, 2001, cost of equipment increased $0.4 million, or 4.6%, to $10.7 million from $10.3 million in the same period of 2000, primarily as a result of equipment transactions related to the migrations of our existing subscribers from analog service to digital service.

      Marketing and selling costs. Marketing and selling costs decreased $0.5 million, or 3.9%, to $12.5 million for the six month period ended June 30, 2001, from $13.0 million in the comparable period of 2000. This decrease resulted from a decrease in the number of gross subscriber additions and the related sales force compensation expenses.

      General and administrative expense. For the six months ended June 30, 2001, general and administrative cost increased $2.3 million, or 19.2%, to $14.1 million from $11.8 million for the comparable period in 2000. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth.

      Depreciation and amortization expense. Depreciation and amortization expense increased $2.9 million, or 8.2%, to $37.5 million in the six months ended June 30, 2001 from $34.6 million in the same period of 2000. This increase is a result of additional depreciation on fixed assets acquired in 2000 and 2001.

      Interest expense. For the six months ended June 30, 2001, interest expense decreased $2.5 million, or 7.5%, to $30.7 million from $33.2 million in the same period of 2000. The decrease was primarily a result of decreased interest rates and the reduction of our outstanding balance on our revolving credit facility in the six months ended June 30, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless telephone systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt, capital contributions from our parent and the sale of debt securities.

      At June 30, 2001, we had working capital of $9.1 million (a ratio of current assets to current liabilities of 1.3:1) and an unrestricted cash balance of $2.2 million, which compares to working capital of $25.1 million (a ratio of current assets to current liabilities of 1.7:1) and an unrestricted cash balance of $8.9 million at December 31, 2000.

      Our net cash provided by operating activities totaled $0.5 million and $2.2 million for the six month periods ended June 30, 2001, and 2000, respectively. The decrease of $1.7 million was primarily due to the change in current assets and liabilities.

      Our net cash used in investing activities totaled $26.2 million and $13.0 million for the six months ended June 30, 2001, and 2000, respectively. The increase of $13.2 million was primarily due to a decrease in payables — affiliates.

      Our net cash provided by financing activities was $19.1 million and $10.3 million for the six month period ended June 30, 2001 and 2000, respectively. Financing activity for the six months ended June 30, 2001 consisted primarily of proceeds from long-term debt of $55.5 million, a capital contribution from our parent company, Dobson Communications, of $15.0 million and maturities of restricted investments of $12.3 million, offset by repayments of long-term debt totaling $63.6 million.

      Our capital expenditures were $15.0 million for the six months ended June 30, 2001 and we expect our capital expenditures to be approximately $20 to $25 million for all of 2001. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Our credit facilities aggregate $343.1 million, consisting of a $40.3 million reducing revolving credit facility and $302.8 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 6.5% and 10.5% since inception. As of June 30, 2001, we had $326.8 million outstanding under our credit facility and we had $3.6 million of availability. Obligations under our new facilities are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. As of June 30, 2001, we have maintained the required financial ratios. We cannot provide assurance that we will continue to maintain these required ratios and our ability to borrow under our credit facility will be limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates. The $200.0 million senior notes bear an interest rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

      Although we cannot provide any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our wireless systems and growth in our cash flow, borrowings under the credit facility and cash flow from operations, will be sufficient to satisfy our capital expenditures, working capital and debt service obligations for the next twelve months. However, we will need to refinance the credit facilities and the senior notes at their maturities, which begin in 2007. The credit facilities are currently being amortized quarterly. Our ability to refinance will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board, (“FASB”), issued Statements of Financial Accounting Standards, (“FAS”), No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would test for impairment of goodwill or indefinite life intangibles at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We have not yet determined the effect these new accounting standards may have on the amortization of our existing wireless license acquisition costs. These standards may also require companies to stop amortizing intangible assets associated with wireless licenses effective January 1, 2002, as those licenses may be considered intangible assets with indefinite lives. We will be required to implement these standards effective January 1, 2002.

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

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at June 30, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      Not applicable

Item 2.  Changes in Securities and Use of Proceeds

      Not applicable

Item 3.  Defaults Upon Senior Securities

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.  Other Information

      Not applicable

Item 6.  Exhibits and Reports on Form 8K

(a)  Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Number	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2	Registrant’s Amended Bylaws.	(2)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4	Credit Agreement among the Agents and Lenders named therein and Dobson/ Sygnet Operating Company, dated as of December 23, 1998.	(2)[4.5]
10.1.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Eric Cellular Telephone Company.	(2)[10.3.1]
10.1.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1)	(2)[10.3.2]
10.1.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6)	(2)[10.3.3]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7)	(2)[10.3.4]
10.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3)	(2)[10.3.5]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(b)  Reports on Form 8K

      Not applicable

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

Date: August 13, 2001

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, and
Chief Executive Officer

Date: August 13, 2001

By	/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Vice President and Chief Financial Officer
(principal financial officer)