Form 10-Q
period 2001-09-30
DOBSON SYGNET COMMUNICATIONS CO
filed 2001-11-14
CIK 1076761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

     As of November 5, 2001, there were 100 shares of the registrant’s $1.00 par value Common Stock outstanding.

DOBSON/SYGNET COMMUNICATIONS COMPANY

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION

1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
3	Quantitative and Qualitative Disclosure about Market Risk	14
PART II. OTHER INFORMATION

1	Legal Proceedings	15
2	Changes in Securities and Use of Proceeds	15
3	Defaults Upon Senior Securities	15
4	Submission of Matters to a Vote of Security Holders	15
5	Other Information	15
6	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

DOBSON/SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,527,467	$8,871,817
Restricted cash and investments	12,740,156	26,153,677
Accounts receivable, net	23,317,647	20,433,870
Inventory	3,495,445	3,977,359
Other current assets	1,335,074	1,011,633

Total current assets	43,415,789	60,448,356

PROPERTY, PLANT AND EQUIPMENT, net	78,083,333	72,257,805

OTHER ASSETS:
Wireless license acquisition costs, net	584,947,293	620,824,915
Deferred financing costs, net	36,713,332	40,558,866
Customer list, net	19,910,875	26,614,038
Other	97,551	285,897

Total other assets	641,669,051	688,283,716

Total assets	$763,168,173	$820,989,877

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,847,180	$10,637,640
Accrued expenses	11,905,332	6,042,906
Deferred revenue and customer deposits	5,149,228	4,386,131
Current portion of long-term debt	14,250,000	14,250,000

Total current liabilities	39,151,740	35,316,677

Payables — affiliates	17,264,107	26,740,660
Long-term debt, net of current portion	485,449,254	520,636,754
Deferred income taxes	105,088,912	123,772,343
STOCKHOLDER’S EQUITY:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding	100	100
Additional paid-in capital	239,632,804	207,632,804
Retained deficit	(123,418,744)	(93,109,461)

Total stockholder’s equity	116,214,160	114,523,443

Total liabilities and stockholder’s equity	$763,168,173	$820,989,877

The accompanying notes are an integral part of these condensed consolidated balance sheets.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

OPERATING REVENUE:
Service revenue	$35,484,375	$30,994,869	$99,843,863	$84,753,815
Roaming revenue	13,115,378	11,824,762	33,908,862	30,165,139
Equipment and other revenue	1,638,777	2,027,794	5,264,170	6,794,765

Total operating revenue	50,238,530	44,847,425	139,016,895	121,713,719

OPERATING EXPENSES:
Cost of service	11,750,235	9,903,148	32,456,096	24,596,726
Cost of equipment	5,254,691	4,075,601	16,002,674	14,353,591
Marketing and selling	6,268,221	5,803,604	18,774,249	18,818,387
General and administrative	6,986,672	6,500,993	21,046,867	18,296,739
Depreciation and amortization	19,076,399	16,852,611	56,549,085	51,478,132

Total operating expenses	49,336,218	43,135,957	144,828,971	127,543,575

OPERATING INCOME (LOSS)	902,312	1,711,468	(5,812,076)	(5,829,856)
INTEREST EXPENSE	(13,354,860)	(16,071,767)	(44,055,211)	(49,273,801)
OTHER INCOME, net	396,951	525,471	981,347	1,853,893

LOSS BEFORE INCOME TAXES	(12,055,597)	(13,834,828)	(48,885,940)	(53,249,764)
INCOME TAX BENEFIT	4,581,127	5,257,233	18,576,657	20,234,910

NET LOSS	$(7,474,470)	$(8,577,595)	$(30,309,283)	$(33,014,854)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(74,745)	$(85,776)	$(303,093)	$(330,149)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,309,283)	$(33,014,854)
Adjustments to reconcile net loss to net cash provided by operating activities —
Depreciation and amortization	56,549,085	51,478,132
Amortization of financing costs	3,927,228	3,907,333
Deferred income taxes	(18,843,431)	(20,425,234)
Other	135,671	(4,146)
Changes in current assets and liabilities —
Accounts receivable	(2,883,777)	(7,679,816)
Other current assets	(518,006)	480,911
Accounts payable	(2,829,803)	2,904,247
Accrued expenses	5,862,426	5,678,862
Deferred revenues and customer deposits	763,097	612,185

Net cash provided by operating activities	11,853,207	3,937,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,910,655)	(25,749,317)
Increase in receivable-affiliate	—	(499,693)
(Decrease) increase in payable-affiliate	(9,476,553)	8,919,449
Proceeds from sales of assets	20,500	38,881
Other investing activities	188,345	315,954

Net cash used in investing activities	(29,178,363)	(16,974,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	58,500,000	16,000,000
Repayments of long-term debt	(93,687,500)	(72,738,246)
Capital contributions	32,000,000	58,500,000
Maturity of restricted investments, net of interest	14,250,000	10,870,000
Other financing activities	(81,694)	(199,995)

Net cash provided by financing activities	10,980,806	12,431,759

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,344,350)	(605,347)
CASH AND CASH EQUIVALENTS, beginning of period	8,871,817	2,259,212

CASH AND CASH EQUIVALENTS, end of period	$2,527,467	$1,653,865

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$35,486,122	$21,414,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheets of Dobson/ Sygnet Communications Company (“the Company”) as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

2.  STOCKHOLDER’S EQUITY

      The Company received equity contributions of $32.0 million and $58.5 million during the nine months ended September 30, 2001 and 2000, respectively, from its parent company, Dobson Communications. These contributions were used to repay debt under the Company’s credit facility.

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

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company has not yet determined the effect that this new accounting standard may have on its results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company is currently assessing the impact of this standard on its results of operations, financial position and cash flows. The Company will be required to implement this standard effective January 1, 2002.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of September 30, 2001, our system covered a total population of 2.4 million and we had approximately 277,000 subscribers. Our wireless systems are located in Youngstown, Ohio, Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas.

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

      We derive roaming revenues by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 26.1%, 26.4%, 24.4% and 24.8% of our revenue for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.31, $0.39, $0.32 and $0.38 for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, respectively. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months. Despite the decline in our roaming yield, we have seen overall roaming revenue increase due to increases in roaming minutes of use.

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

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Operating revenue. For the three months ended September 30, 2001, total operating revenue increased $5.4 million, or 12.0%, to $50.2 million from $44.8 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 70.6%, 26.1% and 3.3%, respectively, of total operating revenue during the three months ended September 30, 2001 and 69.1%, 26.4%, and 4.5%, respectively, of total operating revenue during the three months ended September 30, 2000.

      The following table sets forth the components of our operating revenue for the three months ended September 30, 2001 and 2000:

	Three Months Ended
	September 30,

	2001	2000

	($ in thousands)
Operating revenue:
Service revenue	$35,484	$30,995
Roaming revenue	13,116	11,824
Equipment and other revenue	1,639	2,028

Total	$50,239	$44,847

      Service revenue increased $4.5 million, or 14.5%, to $35.5 million in the three months ended September 30, 2001 from $31.0 million in the same period of 2000. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 13.2% to approximately 277,000 at September 30, 2001 from approximately 244,700 at September 30, 2000. The average monthly service revenue per subscriber increased 2.3% to $43 for the three months ended September 30, 2001 from $42 for the comparable period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On September 30, 2001, 72.2% of our subscribers were on digital rate plans compared to 29.5% at September 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Roaming revenue increased $1.3 million, or 10.9%, to $13.1 million in the three months ended September 30, 2001 from $11.8 million for the comparable period of 2000. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

      Equipment and other revenue decreased $0.4 million, or 19.2%, to $1.6 million in the three months ended September 30, 2001 from $2.0 million in the same period of 2000. This decrease is due to an increase in phone discounts during the three months ended September 30, 2001, as a result of more competitive markets.

      Cost of service. For the three months ended September 30, 2001, the total cost of service increased $1.9 million, or 18.7%, to $11.8 million from $9.9 million for the comparable period in 2000. This increase is primarily the result of the increased number of subscribers and the migration of our subscribers from analog rate plans to new digital rate plans. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers.

      Cost of equipment. For the three months ended September 30, 2001, cost of equipment increased by $1.2 million, or 28.9%, to $5.3 million from $4.1 million in the same period of 2000. This increase is due to an increase in gross subscriber additions.

      Marketing and selling costs. Marketing and selling costs increased $0.5 million, or 8.0%, to $6.3 million for the three month period ended September 30, 2001, from $5.8 million in the comparable period of 2000. This increase resulted from an increase in the number of gross subscriber additions and the related sales force compensation expenses. The number of gross subscribers added in the third quarter of 2001 increased 27.1% to 23,000, compared to approximately 18,100 added in the third quarter of 2000.

      General and administrative expense. For the three months ended September 30, 2001, general and administrative cost increased $0.5 million, or 7.5%, to $7.0 million from $6.5 million for the comparable period in 2000. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth. Our average monthly general and administrative costs per subscriber remained constant at $9 for the three months ended September 30, 2001 and 2000.

      Depreciation and amortization expense. Depreciation and amortization expense increased $2.2 million, or 13.2%, to $19.1 million in the three months ended September 30, 2001 from $16.9 million in the same period of 2000. This increase is a result of additional depreciation on fixed assets acquired in 2000 and 2001.

      Interest expense. For the three months ended September 30, 2001, interest expense decreased $2.7 million, or 16.9%, to $13.4 million from $16.1 million in the same period of 2000. The decrease was primarily a result of decreased interest rates and the reduction of our outstanding balance on our revolving credit facility in the three months ended September 30, 2001 compared to the same period in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Operating revenue. For the nine months ended September 30, 2001, total operating revenue increased $17.3 million, or 14.2%, to $139.0 million from $121.7 million for the comparable period in 2000. Total service, roaming and equipment and other revenue represented 71.8%, 24.4% and 3.8%, respectively, of total operating revenue during the nine months ended September 30, 2001 and 69.6%, 24.8%, and 5.6%, respectively, of total operating revenue during the nine months ended September 30, 2000.

      The following table sets forth the components of our operating revenue for the nine months ended September 30, 2001 and 2000:

	Nine Months Ended
	September 30,

	2001	2000

	($ in thousands)
Operating revenue:
Service revenue	$99,844	$84,754
Roaming revenue	33,909	30,165
Equipment and other revenue	5,264	6,795

Total	$139,017	$121,714

      Service revenue increased $15.0 million, or 17.8%, to $99.8 million in the nine months ended September 30, 2001 from $84.8 million in the same period of 2000. This increase was primarily attributable to increased penetration and usage. Our subscriber base increased 13.2% to approximately 277,000 at September 30, 2001 from approximately 244,700 at September 30, 2000. The average monthly service revenue per subscriber increased 5.3% to $42 from $40 for the nine months ended September 30, 2001 compared to the same period in 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix between digital and analog subscribers in our subscriber base. On September 30, 2001, 72.2% of our subscribers were on digital rate plans compared to 29.5% at September 30, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      Roaming revenue increased $3.7 million, or 12.4%, to $33.9 million in the nine months ended September 30, 2001 from $30.2 million for the comparable period of 2000. This increase was primarily attributable to increased roaming minutes due to expanded coverage areas and increased usage in our markets.

      Equipment and other revenue decreased $1.5 million, or 22.5%, to $5.3 million in the nine months ended September 30, 2001 from $6.8 million in the same period of 2000. This decrease is due to increased phone discounts for the nine months ended September 30, 2001, as a result of more competitive markets.

      Cost of service. For the nine months ended September 30, 2001, the total cost of service increased $7.9 million, or 32.0%, to $32.5 million from $24.6 million for the comparable period in 2000. This increase is primarily the result of the increased number of subscribers and the migration of our subscribers from analog rate plans to new digital rate plans. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers.

      Cost of equipment. For the nine months ended September 30, 2001, cost of equipment increased $1.6 million, or 11.5%, to $16.0 million from $14.4 million in the same period of 2000, primarily as a result of equipment transactions related to the migrations of our existing subscribers from analog service to digital service and an increase in total gross subscriber additions for the nine months ended September 30, 2001 compared to the same period in 2000.

      Marketing and selling costs. Marketing and selling costs remained constant at $18.8 million for the nine month periods ended September 30, 2001, and 2000. The stability of marketing and selling costs is reasonable with our slight increase in gross subscriber additions of only 6.5% in the nine months ended September 30, 2001 compared to the same period in 2000.

      General and administrative expense. For the nine months ended September 30, 2001, general and administrative cost increased $2.7 million, or 15.0%, to $21.0 million from $18.3 million for the comparable period in 2000. This increase was primarily the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth. Our average monthly general and administrative costs per subscriber remained constant at $9 for the nine months ended September 30, 2001 and 2000.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Depreciation and amortization expense. Depreciation and amortization expense increased $5.0 million, or 9.9%, to $56.5 million in the nine months ended September 30, 2001 from $51.5 million in the same period of 2000. This increase is a result of additional depreciation on fixed assets acquired in 2000 and 2001.

      Interest expense. For the nine months ended September 30, 2001, interest expense decreased $5.2 million, or 10.6%, to $44.1 million from $49.3 million in the same period of 2000. The decrease was primarily a result of decreased interest rates and the reduction of our outstanding balance on our revolving credit facility in the nine months ended September 30, 2001 compared to the same period in 2000.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless telephone systems and those we may acquire. We have financed our operations through cash flows from operating activities, bank debt, capital contributions from our parent and the sale of debt securities.

      At September 30, 2001, we had working capital of $4.3 million (a ratio of current assets to current liabilities of 1.1:1) and an unrestricted cash balance of $2.5 million, which compares to working capital of $25.1 million (a ratio of current assets to current liabilities of 1.7:1) and an unrestricted cash balance of $8.9 million at December 31, 2000.

      Our net cash provided by operating activities totaled $11.9 million and $3.9 million for the nine month periods ended September 30, 2001, and 2000, respectively. The increase of $8.0 million was primarily due to the increase in depreciation and amortization.

      Our net cash used in investing activities totaled $29.2 million and $17.0 million for the nine months ended September 30, 2001, and 2000, respectively. The increase of $12.2 million was primarily due to a decrease in payables-affiliates.

      Our net cash provided by financing activities was $11.0 million for the nine month period ended September 30, 2001, compared to net cash used by financing activities of $12.4 million for the nine months ended September 30, 2000. Financing activity for the nine months ended September 30, 2001 consisted primarily of proceeds from long-term debt of $58.5 million, a capital contribution from our parent company, Dobson Communications, of $32.0 million and maturities of restricted investments of $14.3 million, offset by repayments of long-term debt totaling $93.7 million.

      Our capital expenditures were $19.9 million for the nine months ended September 30, 2001 and we expect our capital expenditures to be approximately $20 to $25 million for all of 2001. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Our wholly-owned subsidiary, Sygnet Wireless, Inc, has credit facilities for an aggregate of $339.6 million, consisting of a $40.4 million reducing revolving credit facility and $299.2 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 5.4% and 10.5% since inception. As of September 30, 2001, we had $299.7 million outstanding under our credit facility and we had $16.1 million of availability. Obligations under our new facilities are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and those of our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet debt service obligations. As of September 30, 2001, we have maintained the required financial ratios. We cannot provide assurance that we will continue to maintain these required ratios and our ability to borrow under our credit facility will be limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates. The $200.0 million senior notes bear an interest rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We have not yet determined the effect that this new accounting standard may have on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. We are currently assessing the impact of this standard on our results of operations, financial position and cash flows. We will be required to implement this standard effective January 1, 2002.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 2001, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

      Not applicable

Item 2.  Changes in Securities and Use of Proceeds

      Not applicable

Item 3.  Defaults Upon Senior Securities

      Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.  Other Information

      Not applicable

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Number	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2	Registrant’s Amended Bylaws.	(2)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4	Credit Agreement among the Agents and Lenders named therein and Dobson/ Sygnet Operating Company, dated as of December 23, 1998.	(2)[4.5]
10.1.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Eric Cellular Telephone Company.	(2)[10.3]
10.1.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1)	(2)[10.3.2]
10.1.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6)	(2)[10.3.3]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7)	(2)[10.3.4]
10.1.5	Cellular One License Agreement, effective as of January 1, 1996, between Cellular One Group and Sygnet Communications, Inc. (NY-3)	(2)[10.3.5]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(b)  Reports on Form 8-K

      Not applicable

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

Date: November 13, 2001

By:	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board and
Chief Executive Officer

Date: November 13, 2001

By:	/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Vice President and Chief Financial Officer
(principal financial officer)