Form 10-K405
period 2001-12-31
DOBSON SYGNET COMMUNICATIONS CO
filed 2002-04-01
CIK 1076761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     As of March 22, 2002, there were 100 shares of the registrant’s $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Documents incorporated by reference: None

DOBSON/ SYGNET COMMUNICATIONS COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2001

Item
Number		Page

PART I

1	Business	3
2	Properties	14
3	Legal Proceedings	14
4	Submission of Matters to a Vote of Security Holders	14
PART II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	15
6	Selected Financial Data of Dobson/Sygnet	15
7	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	15
7A	Quantitative and Qualitative Disclosure About Market Risk	22
8	Financial Statements and Supplementary Data	24
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39
PART III

10	Directors and Executive Officers of the Registrant	39
11	Executive Composition	39
12	Security Ownership of Certain Beneficial Owners and Management	39
13	Certain Relationships and Related Transactions	39
PART IV

14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	40

PART I

Item 1. Business

Overview

      We are a wholly owned subsidiary of Dobson Communications Corporation. On December 23, 1998, we acquired Sygnet Wireless, Inc. and its wholly-owned subsidiary, Sygnet Communications, Inc. Sygnet is our predecessor company and its operations currently are our only business. We own and operate rural and suburban wireless telephone systems serving a single large cluster of properties that includes a population of approximately 2.4 million, with 290,300 subscribers and a 12.3% market penetration in northeastern Ohio, western Pennsylvania and western New York. The cluster includes Youngstown, Ohio, Erie, Pennsylvania, and suburban and rural areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. For the year ended December 31, 2001, we had total revenues of $187.6 million and a net loss of $38.2 million. At December 31, 2001, we had approximately $500.1 million of indebtedness and stockholder’s equity of $108.3 million.

      We have established and maintained a strong and visible local presence. Our existing local management has day-to-day operating authority, with the flexibility to respond to individual market requirements and to foster a strong sense of customer service and community spirit. However, certain functions such as control of pricing, customer service and marketing, systems design, engineering, purchasing, financial and administrative functions and billing, are directed by Dobson Communications to gain efficiencies.

      Our markets are primarily rural and suburban and include a high concentration of expressway corridors that tend to have a significant amount of roaming activity. Roaming revenue represented approximately 24.6% of our total revenues for the years ended December 31, 2001 and 2000. We have entered into roaming agreements with operators of wireless systems in neighboring metropolitan service areas, or MSAs, and rural service areas, or RSAs, which allow customers to roam at competitive prices. Our principal roaming partners are AT&T Wireless and Cingular Wireless. We also have roaming agreements with PCS providers, such as AT&T Wireless and Sprint, to allow the PCS providers’ customers with tri-mode telephones to roam in our markets.

Strategy

      Our business strategy is to focus on continued integration of our operations with those of Dobson Communications, increasing our market penetration and further developing our wireless systems to sustain growth in cash flows. The following are the principal elements of our business strategy:

      Continue Integrated Operations with Dobson Communications. We have integrated our operations with Dobson Communications’ existing wireless operations to achieve economies of scale. We believe that these increased efficiencies have come from the centralized control of pricing, billing functions, marketing, engineering, purchasing and financial and administrative functions.

      Expand Strategic Relationships. We intend to continue to maintain and expand strategic relationships with operators of wireless systems in major MSAs near our systems. These relationships include roaming agreements, which allow our subscribers to use the system in the neighboring MSA or RSA at favorable rates. Under these agreements, the MSA or RSA operator’s subscribers receive similar benefits roaming in our operating areas. We have roaming agreements with the dominant wireless operators in the neighboring MSAs and RSAs and others, including AT&T Wireless and Cingular Wireless. We also have agreements with PCS providers, such as AT&T Wireless and Sprint, to allow the PCS providers’ customers with tri-mode telephones to roam in certain of our markets. By entering into these strategic agreements, we are able to increase our roaming revenue and offer our subscribers larger “home rate” areas.

      Aggressive Local Marketing and Promotion of Wireless Services. We plan to continue to distinguish ourselves as the local market’s leading wireless services provider, stressing service quality, local sales offices and commitment to the community. Our sales efforts have been conducted primarily through our 65 retail stores and outlets and our direct sales force and through independent agents. We believe that, as an operator with strong local distribution of products and services, we have an advantage over our competitors who do not emphasize a local presence or focus on local market requirements and community involvement. We intend to continue to open new retail outlets and coordinate marketing efforts with Dobson Communications, which should increase efficiencies by spreading costs over a larger customer base.

      Targeted Sales Efforts. Our marketing programs seek to attract subscribers who are likely to generate high monthly revenue and low churn rates. We will undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans to emphasize the quality, value and advantage of our wireless service.

      Superior Customer Service. We intend to maintain a high level of customer satisfaction through a variety of techniques, including 24-hour customer service call centers. We will continue to support local customer service through our direct sales force and retail stores.

      Continued System Development. We believe that increasing capacity and upgrading our systems will attract additional subscribers, enhance the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of the network. During 1999, we completed the upgrade to digital time division multiple access (“TDMA”), IS-136 digital technology in all of our markets, which has enabled us to continue the increase in roaming (by servicing the increasing number of digital wireless subscribers and PCS subscribers with tri-mode telephones) and provide enhanced capabilities, including caller ID, longer battery life and zone billing. We spent $22.5 million in 2001, $31.5 million in 2000 and $20.6 million in 1999 to upgrade and expand our network. By upgrading our network, we have continued to improve coverage, increase capacity and build out our systems.

      We already have plans in place to upgrade our system to support the Global System for Mobile Communications (“GSM”) and General Packet Radio Service (“GPRS”) 2.5G data technology. With this data network we expect to be able to offer 40Kb to 60Kb individual data speeds to subscribers and roamers. We plan to complete a full GSM/GPRS overlay by the end of 2003. GSM/GPRS is the 2.5G technology choice of both AT&T Wireless and Cingular Wireless.

Markets and Systems

      The following table sets forth certain data with respect to our wireless markets as of December 31, 2001.

	Total	Total	Market
Markets	Population	Subscribers	Penetration

Erie MSA	280,800
New York 3 RSA	476,200
Pennsylvania	594,200
Youngstown	1,006,500

Total	2,357,700	290,300	12.3%

      We conduct our operations in a single large cluster of properties with a population of approximately 2.4 million and 290,300 subscribers in northeastern Ohio, western Pennsylvania and western New York. The large cluster of properties includes two smaller clusters and two individual markets: the Youngstown cluster, the Erie market, the Pennsylvania cluster, and the New York market. As of December 31, 2001, all 256 of our cell sites are capable of TDMA IS-136 digital service. The following is a description of our wireless markets.

Youngstown Cluster

      Our Youngstown cluster includes the Youngstown, Ohio MSA, the Sharon, Pennsylvania MSA and the Ohio 11 RSA. We initiated cellular operations in the Youngstown cluster in 1985. Our Youngstown cluster covers a contiguous area that is located at a midway point between Pittsburgh and Cleveland along the Ohio Turnpike and Interstate 76 and includes Interstate 80, a major transportation access route from the Midwest to New York City.

Erie Market

      Our Erie market includes the Erie, Pennsylvania MSA. We initiated cellular operations in the Erie market in September 1995. Our Erie market covers a contiguous area that includes Interstate 90, which connects Buffalo and Cleveland, and Interstate 79, which connects Erie directly to Pittsburgh.

Pennsylvania Cluster

      Our Pennsylvania cluster includes Pennsylvania 1 RSA, Pennsylvania 2 RSA, Pennsylvania 6 RSA and Pennsylvania 7 RSA. Our Pennsylvania cluster covers a contiguous area that includes Interstate 79 and Interstate 80, which link the major population centers in north-central Pennsylvania, including Pittsburgh and Erie. Our Pennsylvania cluster also includes a portion of Route 60, a recently completed toll road, which serves as an expressway to the Pittsburgh International Airport.

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

Products and Services

      We develop and deploy some of the most advanced wireless products and services. From a fully digital network to the introduction of a wireless Internet product, we strive to consistently deliver cutting-edge services and technologies to our customer base. We attempt to maximize the choices available to our customers through offering the latest line of hand-held wireless phones from a wide-variety of manufacturers. We design our rate plans to fit the specific needs of our customers. In an effort to meet the needs of our customers, we specially tailor business plans to nation-wide no-roaming. We offer no-toll plans to unlimited local calling plans branded as Breeze. In addition, we focus on the development of plans that maximize our profit margin. We balance the needs of the customer with our on-going objective to increase profitability. We solidify our commitment to our customer base through the high priority we place on deploying the latest products, services and competitive rate plans.

Customer Service

      Customer service remains an essential element of our marketing and operating philosophies. We are committed to attracting new subscribers and retaining existing subscribers by providing high-quality customer service. In each of our wireless service areas, we maintain installation and repair facilities and a local staff, including a market manager, customer service field representatives and technical and sales representatives. We believe our local offices and installation and repair facilities enhance our knowledge of local markets and enable us to serve customers better, schedule installations and make repairs. Through the use of sophisticated, centralized monitoring equipment, we are able to centrally monitor the technical performance of our wireless service areas.

      In addition, our customers are able to report wireless telephone service or account problems 24-hours a day to a call service center on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our competitors.

Sales, Marketing and Distribution

      We focus our marketing program on attracting subscribers who we believe are likely to generate high monthly revenue and low churn rates. We conduct extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and the advantage of our wireless service. We have established marketing alliances with neighboring wireless systems to create larger home rate areas in order to increase roaming revenues and to attract new subscribers. We market our service offerings primarily through our direct sales force and retail stores we own. We also use a network of dealers and other agents, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team evaluates other, less traditional, methods of distributing our services and products, such as targeted telemarketing and direct mail programs.

      We market our wireless products and services under the brand name CELLULAR ONE®, one of the most recognized brand names in the wireless industry, in all of our markets. The national advertising campaign conducted by the Cellular One Group enhances our advertising exposure at a fraction of the cost of what we could achieve alone.

      We train and compensate our sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. We believe that our direct sales force selects and screens new subscribers and select pricing plans that realistically match subscriber means and needs better than our independent agents. As a result, our use of a direct sales force keeps marketing costs low both directly, because commissions are lower, and indirectly, because subscriber retention is higher than when independent agents are used.

      Our after-sale telemarketing program conducted by our sales force and customer service personnel helps to reduce customer churn rate. This program enhances customer loyalty and allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

      As of December 31, 2001, we had approximately 65 retail stores and outlets. Most of our retail stores are fully equipped to handle customer service and telephone maintenance. Some of these stores are also authorized warranty repair centers. Our stores provide subscriber-friendly retail environments, including extended hours, a large selection of equipment and accessories, an expert sales staff and convenient locations which make the sales process quick and easy for the subscriber.

Roaming

      Roaming is an important service component for our business. Accordingly, where possible, we attempt to arrange roaming agreements that allow our customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. We focus on systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors, which tend to have a significant amount of roaming activity. Our principal roaming partners are AT&T Wireless and Cingular Wireless.

      We are included in the North America Cellular Network (“NACN”), which is the largest wireless telephone network system in the world linking wireless operators throughout the United States and Canada. NACN connects key areas across North America so that our customers can use their wireless phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, special services such as call forwarding and call waiting, automatically follow subscribers as they travel.

System Development and Technology

      System Development. We develop or build out our network service areas in response to projected subscriber demand and competitive factors by adding voice circuits to existing cell sites and by building new cell sites to increase capacity with an emphasis on improving coverage for hand-held phones in high-traffic areas. We develop projected subscriber service demand for each wireless market area on a cell-by-cell basis.

      We expect our cell site expansion to enable us to continue to add and retain subscribers, enhance subscriber use of the systems, increase roaming traffic due to the large geographic area covered by the wireless network and further enhance the overall efficiency of our wireless systems. We believe that the increased wireless coverage and capacity will continue to have a positive impact on our market penetration and subscriber usage.

      Digital Technology. We use one basic protocol in our digital networks. This digital technology or protocol is TDMA, which divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

      We have upgraded our entire network to digital technology and offer digital voice and digital feature services to all of our covered population. We match the digital protocols of our markets to those used by our roaming partners in adjoining markets in order to increase revenue opportunities.

      We already have plans in place to upgrade our system to support the Global System for Mobile Communications (“GSM”) and the General Packet Radio Service (“GPRS”) 2.5G data technology. With this data network we expect to be able to offer 40Kb to 60Kb individual data speeds to subscribers and roamers. We plan to complete a full GSM/GPRS overlay by the end of 2003.

      Billing System. H.O. Systems, Inc. provides the billing function for all of our wireless operations. Proprietary software furnished by H.O. Systems serves all functions of billing for corporate and retail locations. All administrative and customer maintenance functions are handled in-house. H.O. Systems prints and processes all of our customer invoices. We use software that complements this billing system, allowing the use of credit, collection and switch interfaces.

Service Marks

      We use the CELLULAR ONE® service mark to identify and promote our wireless service pursuant to licensing agreements with Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. The licensing agreements require us to provide high-quality wireless service to our customers and maintain a certain minimum overall customer satisfaction rating in surveys commissioned by Cellular One Group. The licensing agreements we have entered into are for five-year terms expiring on various dates. We may renew these agreements, subject to satisfaction of certain operating standards, for one to three additional five-year terms. From time to time, we may consider alternative brand name strategies and service marks.

Competitive Strengths/ Competition

      We believe that our competitive strengths are:

•	Established Operating History in Rural and Suburban Markets. Our parent, Dobson Communications, began providing wireless telephone service in 1990 and since then has rapidly expanded their wireless operations to include systems in several rural and suburban markets. Dobson Communications acquired us in 1998 and successfully integrated us with their operations during 1999. We believe that during this time we have gained substantial experience as an operator of wireless systems in rural and suburban markets.

•	Strong Current Market Position. We have significant market share in virtually all of our wireless markets. We distinguish ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic relationships, digital technologies, local sales channels and diverse service offering, including national, regional and local rate plans.

•	Attractive Markets. Our markets are attractive for providing wireless communications services, due in part, to their proximity to markets operated by AT&T Wireless and major metropolitan areas. Our markets have a relatively high density of highway and other traffic corridors and strong tourist activity due to seasonal attractions. Additionally, our markets have demonstrated positive demographic growth trends and generally maintain a high population density relative to other rural service providers.

•	Strategic Relationships with AT&T Wireless and Cingular Wireless. We have strategic relationships with AT&T Wireless and Cingular Wireless. Through these relationships, we have roaming agreements that enable our customers to use AT&T Wireless’ and Cingular Wireless’ systems and their customers to use our systems, each at favorable rates. AT&T Wireless and Cingular Wireless customers accounted for approximately 85% of our roaming revenues, or approximately 21% of our total revenues, for the year ended December 31, 2001.

•	Experienced Management Team. Our senior management team, consisting of Everett R. Dobson, Doug Stephens and Bruce Knooihuizen, has over 50 years of telecommunications experience on a combined basis and is extremely knowledgeable in the telecommunications industry.

•	Ability to Offer a Variety of Digital Services, including digital voice and digital feature services to 100% of our covered population. We have upgraded our wireless network to offer digital voice and digital feature services to 100% of our covered population, which both enhances our attractiveness as a roaming partner to personal communications service and other wireless providers and provides increased services to our current subscribers, including digital voice services.

      The telecommunications industry is experiencing significant technological evolution, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors may market other services, such as long distance, landline local exchange and internet access service, with their wireless telecommunication service offerings.

      We compete primarily against one other facilities-based cellular carrier (a carrier having company owned stores) in each of our wireless markets. We also compete with personal communications service and enhanced specialized mobile radio providers. Our principal competitors are ALLTEL, Nextel, Sprint PCS and Verizon Wireless. We compete for customers based principally upon price, the services and enhancements offered, the quality of our wireless system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller stand-alone operators to larger better capitalized and more experienced wireless operators that may be able to offer consumers certain network advantages.

      AT&T Wireless, Cingular Wireless, Verizon Wireless, Nextel Communications, Sprint PCS and VoiceStream operate substantially nationwide networks. If any of our roaming partners, including AT&T Wireless, were to build out wireless networks in our markets to provide their customers with wireless service, this would reduce our roaming revenues. Any increased competition from wireless providers in rural markets covered by our systems could also have the effect of further reducing the roaming rates we could charge.

      We also face, to a lesser extent, competition from mobile satellite service providers, as well as from resellers of these services and wireless service. In the future, we may also compete more directly with traditional landline telephone service providers. The FCC has created potential sources of new competition by auctioning additional personal communications service licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also recently initiated a rule making proceeding to allocate approximately 200 MHz of additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, future competition from these operators could be intense.

Regulation

      The wireless telecommunications industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. The enactment of the Telecommunications Act of 1996 has had an impact on many aspects of this regulation. In addition, this regulation currently is the subject of administrative rulemakings and judicial proceedings that are significant to us.

Federal Regulation

      The licensing, construction, modification, operation, ownership and acquisition of wireless telephone systems are subject to regulations and policies of the FCC under the Communications Act of 1934, as amended. The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate wireless communications systems, applications to transfer control of or assign wireless licenses and technical and operational standards for the operation of wireless systems (such as maximum power and antenna height).

      The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 Metropolitan Statistical Areas, or MSAs and 428 Rural Service Areas, or RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly with the boundaries of the FCC designated MSA or RSA, it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA in areas outside the licensee’s then designated cellular geographic service area. The five year build-out period has expired for most licensees and the FCC has granted several “unserved area” applications filed by parties other than the original MSA or RSA licensee.

      The FCC has in the past restricted an entity’s ability to own interests in both cellular frequency blocks in a market (the so-called cellular cross interest rule) and further restricted the amount of commercial mobile radio service (“CMRS”) spectrum in which an entity may hold an attributable interest (the so-called spectrum cap rule). On November 8, 2001, the FCC adopted a Report and Order in which it (1) repealed the cellular cross interest restriction as applied to ownership interests in MSAs, but retained the rule as applied to ownership interests in RSAs; and (2) increased the amount of attributable CMRS spectrum that may be held to 55 MHz throughout all MSAs and RSAs. The FCC will sunset the CMRS spectrum cap rule by eliminating it effective January 1, 2003. Starting January 1, 2003, the FCC will engage in a case-by case review of transactions that would raise concerns similar to those that the spectrum cap was designed to address. The transition period prior to January 1, 2003 is intended to provide the FCC and transacting parties an opportunity to prepare for the case-by-case approach. The changes adopted by the FCC in the November 8, 2001 Report and Order could further increase our ability to attract capital or to make investments in other wireless operators.

      Cellular providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of cellular providers is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of cellular base station transmitting facilities and the type of signals they emit must fall within specified parameters. We are obligated to pay annual regulatory fees and assessments to support the FCC’s regulation of the cellular industry, as well as fees necessary to support federal universal service programs, number portability regional database costs, centralized administration of telephone numbering, telecommunications relay service for the hearing-impaired and application filing fees. These regulatory payment obligations increase our costs of doing business.

      The FCC may prohibit or impose conditions on transfers of licenses. The Communications Act requires prior FCC approval for substantive, non pro forma transfers or assignments to or from us of a controlling interest in any license or construction permit, or any rights thereunder. Although we cannot assure you that the FCC will approve or act in a timely fashion upon any future requests for approval of applications that we file, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course. Because an FCC license is necessary to lawfully provide cellular service, if the FCC were to disapprove any such filing our business plans would be adversely affected.

      The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and currently also applies such cellular resale requirements to A and B Block (and A/ B Block controlled) licensees. These cellular providers may not restrict any customer’s resale of their services or unreasonably discriminate against resellers of their services. All resale obligations for cellular operators are currently scheduled to terminate on November 24, 2002. Moreover, federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services. Under this regulatory structure, all of our cellular licenses are classified as CMRS. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular services from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace, and preempted state rate and entry regulation.

      The FCC has also adopted requirements for cellular and other CMRS providers to implement basic and enhanced 911 services. These services provide emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in several stages, and on a market-by-market basis. We and virtually all other CMRS providers have requested that the FCC extend the deadlines for meeting these 911 requirements. Our request remains pending, during which time the FCC will not enforce these requirements. The extent to which the FCC grants our requested relief will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer enhanced 911 services. Federal legislation enacted in 1999 may limit our liability relative to incomplete 911 calls to a degree commensurate with wireline carriers in our markets. Under certain circumstance, federal law also requires cellular carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps beginning June 30, 2000 for voice services and November 19, 2001 for packet-mode services, and to comply with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system changes.

      In addition, the FCC regulates the ancillary service offerings that cellular licensees can provide and permits cellular licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined. In this regard, the FCC has also adopted telephone number portability rules for local exchange carriers, as well as cellular licensees that could facilitate the development of local exchange competition, including wireless local loop service. The number portability rules generally require cellular licensees, to have the capability to deliver calls from their systems to ported numbers effective December 31, 1998 and offer number portability in a manner that supports roaming to ported numbers by November 24, 2002. These requirements may result in added capital expenditures for us to make necessary system changes, although we currently have no plans for any such expenditures.

      The FCC generally grants cellular licenses for terms of ten years that are renewable upon application to the FCC. Near the conclusion of the license term, we must file applications for renewal of licenses to obtain authority to operate for an additional 10-year term. To date, the FCC has renewed each of our licenses for which a renewal application was required for a new ten-year term. The FCC may revoke our licenses and may deny our license renewal applications for cause after appropriate notice and hearing. The FCC will award a renewal expectancy to us if we meet certain standards of past performance. If we receive a renewal expectancy, it is very likely that the FCC will renew our existing cellular licenses so that they will not become subject to competing applications. To receive a renewal expectancy, we must show that we have provided “substantial” service during our past license term, and have substantially complied with applicable FCC rules and policies and the Communications Act. The FCC defines “substantial” service as service, which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If a licensee does not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing, and the FCC may award the license to another entity. The FCC has also adopted rules to govern customer billing by CMRS providers and is considering whether to extend billing rules currently applicable to landline carriers to CMRS carriers. Adoption of some of the FCC’s proposals could increase the complexity and costs of our billing processes and limit the manner in which we bill for services.

      The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees, or us in which we hold a controlling interest that would warrant such a finding by the FCC.

      If foreign nationals or their representatives, a foreign government or its representative or any corporation organized under the laws of a foreign country own of record or vote greater than 25 percent of our equity and the FCC determines that the public interest would be so served, it may revoke our cellular licenses or require an ownership restructuring. The FCC will generally permit additional indirect ownership in excess of the statutory 25 percent benchmark where that interest is to be held by an entity or entities from member countries of the World Trade Organization. For investors from countries that are not members of the World Trade Organization, the FCC will determine whether the home country of the foreign investor extends reciprocal treatment called “equivalent competitive opportunities” to U.S. entities. If these opportunities do not exist, the FCC may not permit investment beyond the 25 percent benchmark. These restrictions could adversely affect our ability to attract additional equity financing. We have no knowledge that any foreign entity directly or indirectly owns a significant percentage of our capital stock.

      The Telecommunications Act of 1996, which made significant changes to the Communications Act, requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that will, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and CMRS providers such as us, the FCC concluded that local exchange carriers are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. Consistent with this ruling, the FCC has determined that local exchange carriers may not charge a CMRS provider or other carrier for terminating local exchange carrier-originated traffic and that local exchange carriers may not charge CMRS providers for number activation and usage fees. Depending on further FCC disposition of these issues, we may or may not be successful in securing refunds, future relief or both, with respect to charges for termination of local exchange carrier-originated local traffic. If the FCC ultimately resolves these issues in favor of CMRS providers, then we will pursue relief through settlement negotiations, administrative complaint procedures or both. If these issues are ultimately decided in favor of the local exchange carriers, we likely would be required to pay all past due contested charges and may also be assessed interest and late charges for the withheld amounts. These requirements could in the future have a material effect on us. The FCC is currently considering changes to local exchange carrier-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged for such traffic.

      The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular carriers, to “make an equitable and non-discriminatory contribution” to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. We may also seek to qualify for payments from these federal and state programs in high cost areas where we provide wireless communications services, although we are not certain of the extent to which such payments will be available to cellular carriers. If such payments are made available to us, they would be an additional source of revenue to us that could be used to subsidize service we provide in the high cost areas. The FCC recently initiated a rule making proceeding in which it solicits public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. Reforms adopted in this proceeding may have an impact on carriers’ operating expenses and on their ability to recover universal service contributions from customers.

      The Telecommunications Act also eases the restrictions on the provision of interexchange telephone services by wireless carriers affiliated with regional Bell operating companies. Regional Bell operating company-affiliated wireless carriers have interpreted the legislation to permit immediate provision of in-region long distance call delivery for their cellular customers, thus presenting an additional source of competition to us.

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

      The Telecommunications Act also imposes restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions are being revised but have the potential to impose upon us new costly obligations and impose burdens on our current marketing activities. The FCC’s rules implementing the Telecommunications Act’s customer proprietary network information provisions were vacated by the United States Court of Appeals for the Tenth Circuit on First Amendment grounds and the Supreme Court declined to review the Tenth Circuit’s decision. The FCC has sought public comment on whether to modify its rules to address the court’s concerns, and imposition of rules similar to those vacated by the court could impose additional costs on us and inhibit our marketing efforts.

      The Telecommunications Act also requires telecommunications carriers to make their services accessible to persons with disabilities and the FCC’s rules implementing these requirements are in effect. These rules generally require service providers to offer equipment and services that are accessible to and usable by persons with disabilities, if readily achievable, and to comply with complaint/ grievance procedures for violations of these provisions. These rules are largely untested and are subject to interpretation through the FCC’s complaint process. While much of the focus of these rules is on the manufacture of equipment, carriers such as us could, if found to have violated the rules, be subject to fines and/or the imposition of costly new requirements. As a related matter, the FCC has proposed requiring wireless handsets to be compatible with hearing aids, which may increase the price of handsets for customers.

      In addition, the FCC has adopted rules to promote the conservation of numbering resources and is considering additional rules in this area. These rules require wireless carriers to participate in number pooling (whereby phone numbers are allocated in blocks of 1,000 rather than 10,000) when they have implemented number portability capabilities, and imposed additional administrative, monitoring and number reclamation obligations on all carriers (currently required by November 24, 2002), including wireless carriers. These efforts may affect wireless service providers by imposing additional costs or limiting access to numbering resources. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements including a number of states in which we provide service.

      The FCC has determined that interexchange (long distance) service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance CMRS rates between high cost and urban costs. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.

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

State, Local and Other Regulation

      The Communications Act preempts state or local regulation of the market entry of, or the rates charged by, any CMRS provider, which include cellular telephone service providers. The FCC denied the petitions of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers of licenses and resolution of customer complaints. However, states may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices. The outcome of these proceedings is uncertain and could require us to change certain of our marketing practices and ultimately increase state regulatory authority over the wireless industry.

      The location and construction of our cellular transmitter towers and antennas are subject to FCC and Federal Aviation Administration regulations and are subject to federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site and microwave tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market-to-market and state to state. Likewise, variations exist in local zoning processes. Additionally, any proposed site must comply with the FCC’s environmental rules. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

      We cannot assure you that any state or local regulatory requirements currently applicable to our systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities, which currently have none. Such changes could impose new obligations on us that would adversely affect our operating results.

Future Regulation

      From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot assure you that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect our business. Changes such as the allocation by the FCC of radio spectrum for services that compete with our business could adversely affect our operating results.

Employees and Agents

      We have no employees. Our operations are entirely managed by our parent, Dobson Communications.

Item 2. Properties

      Our headquarters are in Oklahoma City, Oklahoma. We also own office buildings in Youngstown, Ohio and Boardman, Ohio. As of December 31, 2001, our wireless operations leased approximately 65 retail stores and outlets and 1 administrative office. We will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. We do not expect to encounter any material difficulties in meeting our future needs for any leased space. We collectively owned and leased approximately 256 cell sites as of December 31, 2001.

Item 3. Legal Proceedings

      Our wholly-owned subsidiary, Sygnet Communications Inc. is currently involved in a pending legal proceeding with the Commonwealth of Pennsylvania. This lawsuit was brought by the Attorney General of Pennsylvania (AG) against Sygnet Communications, and alleges that Sygnet Communications violated the Pennsylvania Unfair Trade Practices Act. We deny any wrongdoing and intend to vigorously defend the claim. Total damages sought are estimated at $5.0 million.

Item 4. Submission of Matters to a Vote of Security Holders

      Information omitted in accordance with General Instruction I(2)(c).

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established trading market for our common stock. As of March 22, 2002, our parent, Dobson Communications Corporation was the only holder of record for our common stock.

Item 6. Selected Financial Data of Dobson/ Sygnet

      Information omitted in accordance with General Instruction I(2)(a)

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Item 8.

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of December 31, 2001, our systems covered a total population of approximately 2.4 million and we had 290,300 subscribers. Our wireless systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the historical financial condition and results of operations for us during 2001, 2000 and 1999.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We primarily derive service revenue by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $.30, $.30, and $.36 per minute for the years ended December 31, 2001, 2000 and 1999, respectively. These declines have been generally offset by increases in average minutes of use per subscriber. We believe that the industry trend of increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      Our service revenue also includes charges to our subscribers when those subscribers roam into other wireless providers’ markets. Through 1999, our accounting practice was to net those revenues against the associated expenses charged to us by third-party wireless providers (that is, the fees we pay the other wireless providers for carrying our subscribers’ calls on their network) and to record the net expense as cost of service. Historically, we have been able to pass through to our subscribers the majority of the costs charged to us by third-party wireless providers. Recently, the industry has been moving to pricing plans that include flat rate pricing and larger home areas. Under these types of plans, amounts charged to us by other wireless providers may not necessarily be passed through to our subscribers. Therefore, effective January 1, 2000, we changed our accounting procedures to report these revenues and expenses separately in our statement of operations and have reclassified prior year amounts to reflect this change in accounting practice.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 24.6%, 24.6% and 26.3% of our operating revenue for the years ended December 31, 2001, 2000 and 1999, respectively. Roaming revenues typically yield higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $.32, $.37 and $.46 for the years ended December 31, 2001, 2000 and 1999, respectively. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and therefore use their wireless phones more during the spring and summer months.

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

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined as well. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

      Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales, which have resulted in increased marketing and selling costs per gross subscriber addition. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services and certain costs related to customer retention. We pay commissions to sales personnel and independent agents for new business generated.

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

Critical Accounting Policies and Practices

      We must necessarily use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenues and expenses we recognize for and during the reporting period.

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration, all of which is provided by our parent, Dobson Communications. Dobson Communications shares these costs with us based primarily on the estimated subscribers and populations in our respective licensed areas. If there were a change in the method used to allocate shared costs between us and Dobson Communications, the change could have a significant impact on our results of operations.

      We amortize and depreciate our property, plant and equipment, wireless licenses, customer lists and certain other long-lived assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives, we would treat our wireless licenses as indefinite life intangibles. As a result, effective January 1, 2002, we will no longer amortize wireless licenses. Instead, we will test these licenses for impairment at least annually. This change in policy will have a significant impact to our results of operations and financial position. During 2001, the aggregate amount of amortization expense, net of income tax, attributable to our wireless licenses was approximately $29.7 million. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS 142, we are now required to evaluate the carrying value of our indefinite life intangibles using their fair values. Upon implementation of this new pronouncement, we expect to record a charge, net of income tax, of approximately $138 million to reflect the write-down of our wireless license acquisition costs to their fair value.

      We believe it is necessary for an understanding of our significant accounting policies to read the above in conjunction with Note 2 of Item 8, “Significant Accounting Policies,” of this Form 10-K.

Results of Operations

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Year Ended December 31, 2001 Compared to Year ended December 31, 2000

      Operating revenues. For the year ended December 31, 2001, our total operating revenue increased $22.9 million, or 13.9%, to $187.6 million from $164.7 million for the comparable period in 2000. Our total service revenue, roaming revenue and equipment and other revenue represented 71.7%, 24.6% and 3.7%, respectively, of our total operating revenue during the year ended December 31, 2001 and 70.0%, 24.6% and 5.4%, respectively, of our total operating revenue during the year ended December 31, 2000.

      The following table sets forth the components of our revenue for the periods indicated:

	Year Ended
	December 31,

	2001	2000

	($ in thousands)
Operating revenue:
Service revenue	$134,613	$115,344
Roaming revenue	46,098	40,509
Equipment and other revenue	6,915	8,853

Total	$187,626	$164,706

      For the year ended December 31, 2001, our service revenue increased $19.3 million, or 16.7%, to $134.6 million from $115.3 million for the year ended December 31, 2000. This increase was attributable to increased penetration and usage. Our subscriber base increased 12.0% to 290,300 at December 31, 2001 from 259,200 at December 31, 2000. Our average monthly service revenue per subscriber increased 2.5% to $41 for the year ended December 31, 2001 compared to $40 for the year ended December 31, 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On December 31, 2001, 79.6% of our subscribers were on digital rate plans compared to 48.3% at December 31, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      For the year ended December 31, 2001, our roaming revenue increased $5.6 million, or 13.8%, to $46.1 million from $40.5 million for the year ended December 31, 2000. This increase was primarily attributable to a 33.5% increase in roaming minutes in our markets due to expanded coverage areas and increased usage in these markets, offset by a 13.5% decline in our roaming revenue per minute-of-use.

      For the year ended December 31, 2001, our equipment and other revenue decreased $2.0 million, or 21.9%, to $6.9 million from $8.9 million for the year ended December 31, 2000. This decrease is due to increased phone discounts for the year ended December 31, 2001, as a result of more competitive markets.

      Cost of service. For the year ended December 31, 2001, our total cost of service increased $10.7 million, or 32.1%, to $43.9 million from $33.2 million for the comparable period in 2000. This increase is primarily the result of the increased number of subscribers and the migration of our subscribers from analog rate plans to new digital rate plans. As we described with our service revenue above, on average our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers.

      Cost of equipment. For the year ended December 31, 2001, our cost of equipment decreased $0.9 million, or 4.0%, to $22.0 million from $22.9 million in 2000, primarily as a result of decreases in the cost of wireless equipment due to new technology.

      Marketing and selling costs. For the year ended December 31, 2001, our marketing and selling costs decreased slightly to $25.6 million from $26.0 million for the year ended December 31, 2000. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 13.7% for the year ended December 31, 2001 from 15.8% for the year ended December 31, 2000, as a result of efficiencies gained from centralized marketing functions with our parent, Dobson Communications. With these efficiencies gained, we were able to decrease overall marketing and selling costs while increasing our gross subscriber additions. Gross subscriber additions totaled 97,500 for the year ended December 31, 2001 compared to gross subscriber additions of 90,900 in 2000.

      General and administrative costs. For the year ended December 31, 2001, our general and administrative costs increased $2.9 million, or 11.6%, to $27.4 million from $24.5 million for the year ended December 31, 2000. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per average subscriber remained constant at $8 for 2001 and 2000.

      Depreciation and amortization expense. For the year ended December 31, 2001, our depreciation and amortization expense increased $5.8 million, or 8.2%, to $75.6 million from $69.8 million for 2000. This increase is a result of additional depreciation on fixed assets acquired in 2000 and 2001.

      Interest expense. For the year ended December 31, 2001, our interest expense decreased $9.2 million, or 14.2%, to $56.0 million from $65.2 million for the year ended December 31, 2000. This decrease is a result of decreased interest rates and the reduction of the outstanding balance on our revolving credit facility.

      Net loss. For the year ended December 31, 2001, our net loss was $38.2 million. Our net loss decreased $8.1 million, or 17.4%, from $46.3 million in the year ended December 31, 2000. The decrease was primarily a result of the decrease in operating loss combined with decreased interest expense for the year ended December 31, 2001, compared to 2000.

Year Ended December 31, 2000 Compared to Year ended December 31, 1999

      Operating revenues. For the year ended December 31, 2000, total operating revenue increased $24.6 million, or 17.6%, to $164.7 million from $140.1 million for the comparable period in 1999. Our total service revenue, roaming revenue and equipment and other revenue represented 70.0%, 24.6% and 5.4%, respectively, of total operating revenue during the year ended December 31, 2000 and 69.1%, 26.3% and 4.6%, respectively, of total operating revenue during the year ended December 31, 1999.

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

      For the year ended December 31, 2000, roaming revenue increased $3.6 million, or 9.8%, to $40.5 million from $36.9 million for the year ended December 31, 1999. This increase was primarily attributable to a 36.2% increase in roaming minutes in our markets due to expanded coverage areas and increased usage in these markets, offset by a 19.6% decline in our roaming revenue per minute-of-use.

      For the year ended December 31, 2000, equipment and other revenue increased $2.5 million, or 38.2%, to $8.9 million from $6.4 million for the year ended December 31, 1999. This increase was attributable to an increase in equipment sales due to the growth in gross subscriber additions.

      Cost of service. For the year ended December 31, 2000, the total cost of service increased $3.7 million, or 12.4%, to $33.2 million from $29.5 million for the comparable period in 1999. This increase was primarily attributable to increased subscribers and minutes of use in our markets and markets owned by third-party wireless providers. However, as a percentage of service and roaming revenue, our cost of wireless service decreased to 21.3% for the year ended December 31, 2000 from 22.1% for the year ended December 31, 1999. This decrease was attributable to a reduction in rates charged by third-party wireless providers for providing services to our subscribers.

      Cost of equipment. For the year ended December 31, 2000, our cost of equipment increased $9.3 million, or 68.7%, to $22.9 million from $13.6 million in 1999, primarily as a result of increases in the volume of equipment we sold due to the growth in subscriber additions and migrations of existing subscribers from analog service to digital service.

      Marketing and selling costs. For the year ended December 31, 2000, our marketing and selling costs increased $4.0 million, or 18.1%, to $26.0 million from $22.0 million for the year ended December 31, 1999. This increase was the result of efforts focused to increase gross additions during the year. We added 90,900 gross subscribers during the year ended December 31, 2000, which is a 12.1% increase from 81,100 gross subscribers added during the year ended December 31, 1999.

      General and administrative costs. For the year ended December 31, 2000, our general and administrative costs increased $4.5 million, or 22.4%, to $24.5 million from $20.0 million for the year ended December 31, 1999. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per average subscriber remained constant at $8 for 2000 and 1999.

      Depreciation and amortization expense. For the year ended December 31, 2000, our depreciation and amortization expense increased $2.3 million, or 3.4%, to $69.8 million from $67.5 million for 1999. This increase is a result of depreciation and amortization on assets that were acquired during 2000 and 1999.

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

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, capital contributions from our parent, bank debt and the sale of debt securities.

      At December 31, 2001, we had a working capital deficit of $5.9 million (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $4.3 million, which compares to working capital of $25.1 million (a ratio of current assets to current liabilities of 1.7:1) and an unrestricted cash balance of $8.9 million at December 31, 2000.

      Our net cash provided by operating activities totaled $18.3 million and $0.7 million for the years ended December 31, 2001 and 2000, respectively, compared to net cash used in operating activities of $10.5 million for 1999. The change from 2000 to 2001 is primarily due to the decrease in our net loss and the increase in depreciation and amortization. The change from 2000 to 1999 is primarily due to the change in accrued expense.

      Our net cash used in investing activities totaled $47.2 million, $15.4 million and $17.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. In 2001, the cash used in investing related to capital expenditures of $22.5 million and a decrease in payables-affiliate of $25.3 million. In 2000 and 1999, the cash used in investing related primarily to capital expenditures with an offset by an increase in payable-affiliates. Capital expenditures for the years ended December 31, 2001, 2000 and 1999 were $22.5 million, $31.5 million and $20.6 million, respectively.

      Net cash provided by financing activities was $24.2 million, $21.4 million and $10.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Financing activity sources for the year ended December 31, 2001 consisted primarily of maturities of restricted investments of $27.1 million, proceeds from long-term debt of $63.5 million and capital contributions of $32.0 million, which was offset by repayments of long-term debt totaling $98.3 million. Financing activity sources for the year ended December 31, 2000, consisted primarily of maturities of restricted investments of $22.1 million, proceeds from long-term debt of $20.0 million and capital contributions of $62.6 million, which was offset by repayments of long-term debt totaling $83.1 million.

      For 2002, we have budgeted approximately $18.0 to $20.0 million for capital expenditures. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Our wholly-owned subsidiary, Sygnet Wireless, Inc, has credit facilities, for an aggregate of $336.0 million, consisting of a $40.4 million revolving credit facility and $295.6 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 5.0% and 10.5% since inception. As of December 31, 2001, we had $300.1 million outstanding under our credit facility and we had $26.9 million of availability. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of December 31, 2001, we were in compliance with the required financial ratios. In addition, our ability to borrow under our credit facility is limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates.

      As of December 31, 2001 we had outstanding $200.0 principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds from the sale of our senior notes to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999 and ended with the payment we made on December 15, 2001.

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates have entered into credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 15, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually, pledged certain assets, which include beneficial ownership of securities representing controlling interest in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended.

      If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, we could experience a change of control under our indenture governing our outstanding senior notes. Upon a change of control, we would be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. There can be no assurance that we would have the funds necessary to complete the repurchase. If we failed to complete the purchase of the tendered senior notes, the senior noteholders or their trustee would be entitled to accelerate the maturity of the senior notes. A foreclosure on DCCLP’s pledge shares could also result in an event of default under the credit facility of Dobson Operating Company, a subsidiary of Dobson Communications. An event of default under the Dobson Operating Company credit facility would result in an event of default under our credit facility, potentially resulting in the acceleration of all outstanding indebtedness under our credit facility.

      We had an interest rate swap, which had effectively fixed the interest on $85.0 million of the principal outstanding on our credit facility at approximately 5.48% plus a factor based on our leverage. This interest rate swap expired on March 30, 2001.

      In 1999, we sold to Dobson Tower Company, a wholly owned subsidiary of Dobson Communications, substantially all of the towers we owned for $25.0 million. On October 15, 1999, Dobson Tower Company sold all of the towers acquired from us to American Tower Corporation for approximately $38.7 million. In connection with this sale, we have agreed to lease the towers back from American Tower Corporation for an initial term of ten years, at an annual rental of approximately $3.0 million.

      Although we cannot provide you any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flow, borrowings under our bank facility and cash flow from operations, will be sufficient to satisfy our capital expenditure, working capital and debt service obligations for the next twelve months. We will need to refinance our bank facility and the senior notes at their maturities, which begin in 2007. Our ability to do so will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, we will treat our wireless licenses as indefinite life intangible assets. As a result, effective January 1, 2002, we will no longer amortize wireless licenses. Instead, we will test our indefinite life intangibles for impairment at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the year ended December 31, 2001, we recorded approximately $29.7 million of amortization expense, net of income tax, related to our wireless license acquisition costs. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS 142, we are now required to evaluate the carrying value of our indefinite life intangibles using their fair values. As a result of our implementation of SFAS No. 142 on January 1, 2002, we expect to record a charge, net of income tax, of approximately $138 million to reflect the write-down of our wireless license acquisition costs to their fair value.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. We implemented this standard in the fourth quarter of 2001, effective January 1, 2001, with no impact to our financial statements.

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

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates raise. Since we are not currently involved with any derivative or other financial instrument, we have determined that there is no material market risk exposure to our consolidated financial position, results of operations or cash flows.

Item 8. Financial Statements and Supplementary Data

INDEX TO SUPPLEMENTARY DATA

Dobson/Sygnet Communications Company
Selected quarterly financial data	38

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Dobson/ Sygnet Communications Company:

      We have audited the accompanying consolidated balance sheets of Dobson/ Sygnet Communications Company (an Oklahoma corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholder’s equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson/ Sygnet Communications Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,286,325	$8,871,817
Restricted cash and investments	—	26,153,677
Accounts receivable, net of allowance for doubtful accounts of $433,635 and $421,040 in 2001 and 2000, respectively	19,326,750	20,433,870
Inventory	4,873,736	3,977,359
Prepaid expenses and other	1,151,506	1,011,633

Total current assets	29,638,317	60,448,356

PROPERTY, PLANT AND EQUIPMENT, net	75,529,567	72,257,805

OTHER ASSETS:
Wireless license acquisition costs, net of accumulated amortization of $144,565,027 and $96,728,198 in 2001 and 2000, respectively	572,988,085	620,824,915
Deferred financing costs, net of accumulated amortization of $15,684,097 and $10,446,283 in 2001 and 2000, respectively	35,441,469	40,558,866
Customer list, net of accumulated amortization of $27,011,262 and $18,073,712 in 2001 and 2000, respectively	17,676,488	26,614,038
Other	84,189	285,897

Total other assets	626,190,231	688,283,716

Total assets	$731,358,115	$820,989,877

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,240,868	$10,637,640
Accrued expenses	2,487,903	3,510,931
Accrued interest payable	3,745,008	2,531,975
Deferred revenue and customer deposits	4,842,107	4,386,131
Current portion of long-term debt	14,250,000	14,250,000

Total current liabilities	35,565,886	35,316,677

OTHER LIABILITIES:
Payables—affiliates	1,400,227	26,740,660
Long-term debt, net of current portion	485,886,754	520,636,754
Deferred income taxes	100,228,803	123,772,343
Commitments (Note 10)
STOCKHOLDER’S EQUITY:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding in 2001 and 2000, respectively	100	100
Additional paid-in capital	239,632,804	207,632,804
Retained deficit	(131,356,459)	(93,109,461)

Total stockholder’s equity	108,276,445	114,523,443

Total liabilities and stockholder’s equity	$731,358,115	$820,989,877

The accompanying notes are an integral part of these consolidated balance sheets.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Year Ended December 31,

	2001	2000	1999

OPERATING REVENUE:
Service revenue	$134,612,913	$115,343,806	$96,811,512
Roaming revenue	46,098,363	40,509,670	36,889,249
Equipment and other revenue	6,915,027	8,852,908	6,407,302

Total operating revenue	187,626,303	164,706,384	140,108,063

OPERATING EXPENSES:
Cost of service	43,855,595	33,193,396	29,534,936
Cost of equipment	21,966,752	22,892,157	13,566,343
Marketing and selling	25,644,138	26,007,187	22,015,236
General and administrative	27,378,553	24,536,409	20,039,549
Depreciation and amortization	75,586,368	69,840,697	67,515,628

Total operating expenses	194,431,406	176,469,846	152,671,692

OPERATING LOSS	(6,805,103)	(11,763,462)	(12,563,629)
INTEREST EXPENSE	(55,950,891)	(65,235,347)	(65,360,804)
INTEREST INCOME	1,047,267	2,317,388	4,235,890
OTHER INCOME (EXPENSE), NET	20,021	(33,360)	(57,480)

LOSS BEFORE INCOME TAXES	(61,688,706)	(74,714,781)	(73,746,023)
INCOME TAX BENEFIT	23,441,708	28,391,617	28,023,488

NET LOSS	$(38,246,998)	$(46,323,164)	$(45,722,535)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(382,470)	$(463,232)	$(457,225)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock
				Retained Earnings
	Shares	Amount	Paid-in Capital	(Deficit)	Total

DECEMBER 31, 1998	100	$100	$145,000,000	$(1,063,762)	$143,936,338
Net loss	—	—	—	(45,722,535)	(45,722,535)

DECEMBER 31, 1999	100	$100	$145,000,000	$(46,786,297)	$98,213,803
Capital contribution	—	—	62,632,804	—	62,632,804
Net loss	—	—	—	(46,323,164)	(46,323,164)

DECEMBER 31, 2000	100	$100	$207,632,804	$(93,109,461)	$114,523,443
Capital contribution	—	—	32,000,000	—	32,000,000
Net loss	—	—	—	(38,246,998)	(38,246,998)

DECEMBER 31, 2001	100	$100	$239,632,804	$(131,356,459)	$108,276,445

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Year ended December 31,

	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,246,998)	$(46,323,164)	$(45,722,535)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities—
Depreciation and amortization	75,586,368	69,840,697	67,515,628
Amortization of financing costs	5,237,814	5,214,730	5,231,553
Deferred income taxes	(23,548,540)	(28,581,941)	(29,144,889)
Other	(20,021)	33,360	57,476
Changes in current assets and liabilities—
Accounts receivable	1,107,120	(5,367,017)	(2,546,471)
Inventory	(896,377)	(151,764)	(1,406,219)
Interest receivable	(953,000)	1,112,132	—
Prepaid expenses and other	(134,873)	(527,967)	(1,725,690)
Accounts payable	(436,115)	3,050,980	7,455,357
Accrued expenses	190,005	1,334,033	(11,090,709)
Deferred revenue and customer deposits	455,976	1,052,116	896,994

Net cash provided by (used in) operating activities	18,341,359	686,195	(10,479,505)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,506,189)	(31,543,675)	(20,591,960)
Purchase of wireless licenses and properties	—	—	(5,134,969)
Proceeds from sale of assets	484,500	134,152	794,587
Increase in receivable-affiliate	—	(394,274)	—
(Decrease) increase in payable-affiliate	(25,340,433)	15,955,940	7,188,631
Investment in unconsolidated subsidiaries and other, net	199,011	421,836	—

Net cash used in investing activities	(47,163,111)	(15,426,021)	(17,743,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(98,250,000)	(83,113,246)	(31,000,000)
Proceeds from long-term debt	63,500,000	20,000,000	22,000,000
Proceeds from capital contributions	32,000,000	62,632,804	—
Maturities of restricted investments	27,106,677	22,080,000	20,530,000
Deferred financing costs	(120,417)	(247,127)	(1,310,549)

Net cash provided by financing activities	24,236,260	21,352,431	10,219,451

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,585,492)	6,612,605	(18,003,765)
CASH AND CASH EQUIVALENTS, beginning of year	8,871,817	2,259,212	20,262,977

CASH AND CASH EQUIVALENTS, end of year	$4,286,325	$8,871,817	$2,259,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for—
Interest, net of amounts capitalized	$49,872,107	$58,667,815	$59,937,253

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

      The Company was incorporated under the name Front Nine Holdings, Inc. as an Oklahoma corporation on July 23, 1998. The Company was formed to acquire the operations of Sygnet Wireless, Inc. Subsequently, the Company changed its name to Dobson/ Sygnet Communications Company (the “Company”) and amended its certificate of incorporation on December 2, 1998 to reflect this change. On December 23, 1998, the Company completed the acquisition of Sygnet Wireless, Inc. for $337.5 million. The Company is a wholly-owned subsidiary of Dobson Communications Corporation (“Dobson Communications”) and is a provider of rural and suburban wireless telephone services.

Capital Resources and Growth

      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facility, including financial covenants, the Company will be unable to borrow under the credit facility during such time period to fund its ongoing operations, planned capital expenditures or other permissible uses.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries.

Cash and Cash Equivalents

      Cash and cash equivalents on the accompanying consolidated balance sheets include cash and short-term investments with original maturities of three months or less.

Inventory

      The Company values its inventory at the lower of cost or market on the first-in, first-out method of accounting.

Impairment of Long-Lived Assets

      The Company assesses potential impairments of long-lived assets and certain identifiable intangibles when there is evidence that events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset, including intangible assets. The amount of any recognized impairment would be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. The fair value of intangible assets will be determined based on the discounted cash flows of the market or markets to which the intangible assets relate. The Company has identified no such losses.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Wireless license acquisition costs are being amortized on a straight-line basis over fifteen years. Amortization expense of $47,836,830, $46,637,640 and $48,934,995 was recorded in 2001, 2000 and 1999 respectively.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. See “Recently Issued Accounting Pronouncements” below for additional discussion of accounting for wireless license acquisition costs.

Deferred Financing Costs

      Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the terms of the debt of nine to ten years. Interest expense related to this amortization of $5,237,814, $5,214,730 and $5,231,553 was recorded in 2001, 2000 and 1999, respectively.

Customer List

      Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $8,937,550, $8,639,636 and $9,235,464 was recorded in 2001, 2000 and 1999, respectively.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company files a consolidated income tax return with its parent, Dobson Communications. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). For financial reporting purposes, the Company calculates its provision for income taxes on a stand-alone basis. Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end.

Revenue Recognition

      The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred.

      Airtime and toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $2,536,449 and $2,441,645 as of December 31, 2001 and 2000, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment sales are recognized when the equipment is delivered to the customer. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

      As of December 31, 2000, the Company implemented SEC Staff Accounting Bulleting (“SAB”) No. 101 relating to revenue recognition in financial statements. The impact of this implementation was not material to the Company’s revenues or results of operations.

Earnings Per Share

      Basic loss per common share is computed by the weighted average number of shares of common stock outstanding during the year. There were no potentially dilutive securities outstanding during 2001 and 2000.

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. Approximately 92%, 91% and 85% of the Company’s roaming revenue was earned from customers of three wireless carriers during the years ended December 31, 2001, 2000 and 1999, respectively.

Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, the Company would treat its wireless licenses as indefinite life intangible assets. As a result, effective January 1, 2002, the Company will no longer amortize wireless licenses. Instead, the Company will test its indefinite life intangibles for impairment at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the year ended December 31, 2001, the Company recorded approximately $29.7 million of amortization expense, net of income tax, related to its wireless license acquisition costs. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS 142, the Company is now required to evaluate the carrying value of its indefinite life intangibles using their fair values. As a result of the implementation of SFAS No. 142 on January 1, 2002, the Company expects to record a charge, net of income tax, of approximately $138 million to reflect the write down of its wireless license acquisition costs to their fair value.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company implemented this standard effective January 1, 2001, with no impact to its financial statements.

Reclassifications

      Certain reclassifications have been made to the previously presented 1999 balances to conform them to the current presentation.

3. PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor and materials overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $18,811,988, $14,563,421 and $9,345,169 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

      Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 2001 and 2000:

	Useful Life	2001	2000

Wireless systems and equipment	2-10	$93,532,993	$73,697,891
Buildings and improvements	5-40	12,065,906	10,765,681
Vehicles, aircraft and other work equipment	3-10	330,675	331,397
Furniture and office equipment	5-10	11,630,898	9,052,907
Plant under construction		146,200	2,056,962
Land		188,522	188,522

Property, plant and equipment		117,895,194	96,093,360
Accumulated depreciation		(42,365,627)	(23,835,555)

Property, plant and equipment, net		$75,529,567	$72,257,805

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT:

      The Company’s long-term debt as of December 31, 2001 and 2000 consisted of the following:

	2001	2000

Credit facility	$300,136,754	$334,886,754
Dobson/ Sygnet Senior Notes	200,000,000	200,000,000

Total debt	500,136,754	534,886,754
Less-current maturities	14,250,000	14,250,000

Total long-term debt	$485,886,754	$520,636,754

Credit Facility

      On December 23, 1998, the Company obtained $430.0 million of financing pursuant to a senior secured credit facility (“Dobson/ Sygnet Credit Facility”) from Bank of America, consisting of a $50.0 million reducing revolving credit facility and $380.0 million of term loan facilities. During 1999, the maximum availability of $430.0 million was reduced to $422.0 million as a result of a combination of a principal payment due and a mandatory repayment on the term loans totaling $8.0 million. As of December 31, 2001 and 2000, the Company had $300.1 million and $334.9 million outstanding, respectively, at a weighted average interest rate of 7.8% and 9.6%, respectively. The Company’s obligations under the Dobson/ Sygnet Credit Facility are secured by all current and future assets of the Company. Initial proceeds were used primarily to finance the Sygnet Acquisition. The Company expects to use the remaining availability to finance capital expenditures and general operations. The facility will terminate in 2007.

      The Dobson/ Sygnet Credit Facility requires the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company’s ability to meet its debt service obligations. At December 31, 2001, the Company was in compliance with all required financial ratios.

      The Company had an interest rate swap, which had effectively fixed the interest on $85.0 million of the principal outstanding on the Dobson/ Sygnet Credit Facility at approximately 5.48% plus a factor based on the Company’s leverage. On January 1, 2001, in accordance with SFAS 133, the Company recorded an asset and a transition adjustment, net of income tax, to other comprehensive income totaling $0.4 million relating to its outstanding interest rate hedges, thus increasing the Company’s total equity. However, on March 31, 2001, these hedges expired leaving no remaining impact to the Company’s financial position.

Senior Notes

      On December 23, 1998, the Company issued $200.0 million of 12.25% Senior Notes maturing in 2008 (“Dobson/ Sygnet Senior Notes”). The net proceeds were used to finance the Sygnet Acquisition and to purchase securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/ Sygnet Senior Notes, which began on June 15, 1999 and ended on December 15, 2001. The pledged securities were reflected as restricted cash and investments in the Company’s consolidated balance sheet as of December 31, 2000. The Dobson/ Sygnet Senior Notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. LONG-TERM DEBT: (Continued)

Minimum Future Payments

      Minimum future payments of long-term debt for years subsequent to December 31, 2001, are as follows:

2002	$14,250,000
2003	28,250,000
2004	43,000,000
2005	71,000,000
2006	60,691,142
2007 and thereafter	282,945,612

$500,136,754

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates have entered into credit agreements with Bank of America, N.A. These Credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 15, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged, certain assets, which include beneficial ownership of securities representing controlling interest in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended.

      If any of the loans are not paid at maturity, or if an event of default occurs under any of the loan agreements, and the lender elects to foreclose on the collateral, the Company could experience a change of control under its indenture governing their outstanding senior notes. Upon a change of control, the Company would be required to offer to purchase their outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. There can be no assurance that the Company would have the funds necessary to complete the repurchase. If the Company failed to complete the purchase of the tendered senior notes, the senior noteholders or their trustee would be entitled to accelerate the maturity of the senior notes. A foreclosure on DCCLP’s pledge shares could also result in an event of default under the credit facility of Dobson Operating Company, a subsidiary of Dobson Communications. An event of default under the Dobson Operating Company credit facility would result in an event of default under the Company’s credit facility potentially resulting in the acceleration of all outstanding indebtedness under the Company’s credit facility.

5. RESTRICTED CASH AND INVESTMENTS:

      At December 31, 2000, restricted cash and investments consisted of interest pledge deposits for the Dobson/ Sygnet Senior Notes and an escrow amount to cover any significant, unforeseeable tower expenses relating to the towers the Company’s affiliate sold (as discussed in Note 10). The senior notes interest pledge deposit, at December 31, 2000, includes the initial deposit of $67.7 million (as discussed in Note 4), net of interest earned and payments made to bondholders. This final interest payment from this deposit was made on December 15, 2001, eliminating all restricted cash and investments at December 31, 2001. Amortization expense of $203,887 and $503,846 was recorded in 2001 and 2000, respectively, as a reduction of interest income for bond premiums recorded with the purchase of the restricted investments.

6. STOCKHOLDERS’ EQUITY:

      The Company received equity contributions of $32.0 million and $62.6 million for the years ended December 31, 2001 and 2000, respectively, from its parent company, Dobson Communications. These contributions were used to repay debt under the Company’s credit facility.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. EMPLOYEE BENEFIT PLANS:

      All employees are employed by the Company’s parent, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were approximately $265,000 and $307,000 for the years ended December 31, 2001 and 2000, respectively.

8. TAXES:

      The benefit for income taxes for the years ended December 31, 2001, 2000 and 1999 differs from amounts computed at the statutory rate as follows:

	2001	2000	1999

Income taxes at statutory rate (34%)	$(20,974,160)	$(25,403,025)	$(25,073,649)
State income taxes, net of Federal income tax effect	(2,467,548)	(2,988,592)	(2,949,839)

	$(23,441,708)	$(28,391,617)	$(28,023,488)

      The tax effects of the temporary differences that gave rise to deferred tax assets and liabilities at December 31, 2001 and 2000 were as follows:

	2001	2000

Current deferred income taxes:
Allowance for doubtful accounts receivable	$165,000	$160,000

Net current deferred income tax asset	165,000	160,000

Noncurrent deferred income taxes:
Fixed assets	(1,685,000)	28,120
Wireless license costs and other intangibles	(162,253,350)	(168,734,190)
Tax credits and carryforwards	63,709,547	44,933,727

Net noncurrent deferred income tax liability	(100,228,803)	(123,772,343)

Total deferred income tax liability	$(100,063,803)	$(123,612,343)

      At December 31, 2001, the Company had NOL carryforwards of approximately $164.0 million, which may be utilized to reduce future Federal income taxes payable. The Company’s NOL carryforwards begin to expire in 2012.

9. RELATED PARTY TRANSACTIONS:

      At December 31, 2001 and 2000, the Company had payables due to affiliates of approximately $1.4 million and $26.7 million, respectively, primarily due to Dobson Communications for liabilities paid on behalf of the Company. There are no requirements for payables due to affiliates to be repaid to Dobson Communications during 2002.

      Dobson Communications, as the Company’s parent, provides certain services to the Company. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s pro rata population coverage and subscribers.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS:

      In connection with the Sygnet acquisition, the Company sold substantially all of its wireless towers to an affiliate for $25.0 million. On October 15, 1999, the affiliate sold substantially all of the towers acquired during the Sygnet acquisition to American Tower Corporation for approximately $38.7 million. In connection with the sale, the Company has agreed to lease the towers back from American Tower Corporation for an initial term of ten years, at an annual rental of approximately $3.0 million, which is included in the Company’s future payments below.

      Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2001, are as follows:

2002	$6,399,000
2003	5,976,000
2004	5,588,000
2005	4,946,000
2006	4,311,000
2007 and thereafter	17,798,000

      Lease expense under the above leases was approximately $7.6 million and $5.7 million for the years ended December 31, 2001 and 2000 respectively.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Unless otherwise noted, the carrying value of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the current rates available to the Company for debt with similar terms and remaining maturation.

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Restricted cash and investments	$—	$—	$26,153,677	$26,153,677
Credit facility	300,136,754	300,136,754	334,886,754	334,886,754
Dobson/ Sygnet Senior Notes	200,000,000	213,000,000	200,000,000	198,000,000
Interest rate hedge asset	—	—	—	583,210

Supplementary Data

Selected quarterly financial data (unaudited)

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2001	$42,711	$46,067	$50,239	$48,609
	2000	$35,890	$40,976	$44,847	$42,993
Operating (loss) income	2001	$(4,704)	$(2,010)	$902	$(993)
	2000	$(5,677)	$(1,864)	$1,711	$(5,933)
Net loss	2001	$(12,127)	$(10,708)	$(7,474)	$(7,938)
	2000	$(13,706)	$(10,731)	$(8,578)	$(13,308)
Loss applicable to common shareholder	2001	$(12,127)	$(10,708)	$(7,474)	$(7,938)
	2000	$(13,706)	$(10,731)	$(8,578)	$(13,308)
Loss applicable to common shareholder per common share	2001	$(121,268)	$(107,080)	$(74,745)	$(79,377)
	2000	$(137,058)	$(107,314)	$(85,776)	$(133,084)

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1)  The following financial statements of Dobson/Sygnet Communications Company are included in Item 8:

Dobson/ Sygnet Communications Company
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

      (2) Schedule II—Valuation Allowance Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Dobson/ Sygnet Communications Company:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dobson/ Sygnet Communications Company included in this Form 10-K and have issued our report thereon dated March 22, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma

March 22, 2002

SCHEDULE II

Item 14(a)2

DOBSON/ SYGNET COMMUNICATIONS COMPANY

SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	year

Allowance for Doubtful Accounts Receivable:
2001	$421,040	$2,081,113	$2,068,518	$433,635
2000	$500,063	$2,331,765	$2,410,788	$421,040
1999	—	$2,107,913	$1,607,850	$500,063

      Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3) Exhibits

Exhibit		Method of
Numbers	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2	Registrant’s Amended Bylaws.	(2)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4	Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
10.1.1	Cellular One License Agreement effective December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3]
10.1.2	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10.1.3	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)
10.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA)	(3)
99	Letter regarding Arthur Andersen LLP	(3)

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2002.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signatures	Title	Date

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 27, 2002
/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Vice President and Chief Financial Officer (principal financial officer)	March 27, 2002
/s/ TRENT LEFORCE Trent LeForce	Corporate Controller (principal accounting officer)	March 27, 2002
/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary/ Treasurer, Director	March 27, 2002
/s/ RUSSELL L. DOBSON Russell L. Dobson	Director	March 27, 2002
/s/ FRED J. HALL Fred J. Hall	Director	March 27, 2002
/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director	March 27, 2002
/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director	March 27, 2002

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

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2	Registrant’s Amended Bylaws.	(2)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4	Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
10.1.1	Cellular One License Agreement effective December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3]
10.1.2	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10.1.3	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)
10.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA)	(3)
99	Letter regarding Arthur Andersen LLP	(3)

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed herewith