Form 10-Q
period 2002-03-31
DOBSON SYGNET COMMUNICATIONS CO
filed 2002-05-15
CIK 1076761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 333-71051

Dobson/ Sygnet

Communications Company
(Exact name of registrant as specified in its charter)

Oklahoma	73-1547216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way	73134
Oklahoma City, Oklahoma (Address of principal executive offices)	(Zip Code)

(405) 529-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of May 10, 2002, there were 100 shares of the registrant’s $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2001	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
3	Quantitative and Qualitative Disclosure about Market Risk	13
PART II. OTHER INFORMATION
1	Legal Proceedings	14
2	Changes in Securities and Use of Proceeds	14
3	Defaults Upon Senior Securities	14
4	Submission of Matters to a Vote of Security Holders	14
5	Other Information	14
6	Exhibits and Reports on Form 8-K	14

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,509,353	$4,286,325
Accounts receivable —
Customers, net	16,965,305	19,326,750
Affiliates	1,338,655	—
Inventory	4,368,608	4,873,736
Prepaid expenses and other	1,232,808	1,151,506

Total current assets	28,414,729	29,638,317

PROPERTY, PLANT AND EQUIPMENT, net	74,916,164	75,529,567

OTHER ASSETS:
Wireless license acquisition costs, net	350,688,085	572,988,085
Deferred financing costs, net	34,156,297	35,441,469
Customer list, net	15,479,687	17,676,488
Other	78,631	84,189

Total other assets	400,402,700	626,190,231

Total assets	$503,733,593	$731,358,115

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,802,209	$10,240,868
Accrued expenses	12,019,209	6,232,911
Deferred revenue and customer deposits	4,973,959	4,842,107
Current portion of long-term debt	17,750,000	14,250,000

Total current liabilities	43,545,377	35,565,886

OTHER LIABILITIES:
Payables — affiliates	—	1,400,227
Long-term debt, net of current portion	474,324,254	485,886,754
Deferred income taxes	15,504,493	100,228,803
STOCKHOLDER’S (DEFICIT) EQUITY:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding	100	100
Additional paid-in capital	239,632,804	239,632,804
Retained deficit	(269,273,435)	(131,356,459)

Total stockholder’s (deficit) equity	(29,640,531)	108,276,445

Total liabilities and stockholder’s (deficit) equity	$503,733,593	$731,358,115

The accompanying notes are an integral part of these condensed consolidated balance sheets.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2002	2001

	(Unaudited)
OPERATING REVENUE:
Service revenue	$34,076,096	$30,955,977
Roaming revenue	10,318,837	9,796,975
Equipment and other revenue	1,369,647	1,958,045

Total operating revenue	45,764,580	42,710,997

OPERATING EXPENSES:
Cost of service	10,952,595	9,572,239
Cost of equipment	4,427,602	5,945,692
Marketing and selling	6,035,007	6,314,190
General and administrative	6,510,247	7,064,635
Depreciation and amortization	6,739,758	18,518,595

Total operating expenses	34,665,209	47,415,351

OPERATING INCOME (LOSS)	11,099,371	(4,704,354)
Interest expense	(11,246,460)	(15,254,746)
Other income, net	353	399,766

LOSS BEFORE INCOME TAXES	(146,736)	(19,559,334)
Income tax benefit	55,760	7,432,547

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(90,976)	(12,126,787)
Cumulative effect of change in accounting principle, net of income tax benefit of $84,474,000 (Note 4)	(137,826,000)	—

NET LOSS	$(137,916,976)	$(12,126,787)

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	$(910)	$(121,268)
Cumulative effect of change in accounting principle	(1,378,260)	—

BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(1,379,170)	$(121,268)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before cumulative effect of change in accounting principle	$(90,976)	$(12,126,787)
Adjustments to reconcile loss before cumulative effect of change in accounting principle to net cash provided by operating activities —
Depreciation and amortization	6,739,758	18,518,595
Amortization of financing costs	1,311,344	1,308,431
Deferred income taxes	(250,310)	(7,557,047)
Loss on disposition of assets, net	9,291	—
Changes in current assets and liabilities —
Accounts receivable	2,361,445	1,500,920
Other current assets	423,826	17,745
Accounts payable	(1,438,659)	(2,397,887)
Accrued expenses	5,786,298	6,647,772
Deferred revenue and customer deposits	131,852	199,963

Net cash provided by operating activities	14,983,869	6,111,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,938,846)	(7,218,389)
Increase in receivable — affiliates	(1,338,655)	—
Decrease in payable — affiliates	(1,400,227)	(13,807,584)
Other investing activities	5,559	85,686

Net cash used in investing activities	(6,672,169)	(20,940,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(8,062,500)	(44,062,500)
Proceeds from long-term debt	—	37,000,000
Proceeds from capital contributions	—	15,000,000
Other financing activities	(26,172)	(29,445)

Net cash (used in) provided by financing activities	(8,088,672)	7,908,055

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	223,028	(6,920,527)
CASH AND CASH EQUIVALENTS, beginning of period	4,286,325	8,871,817

CASH AND CASH EQUIVALENTS, end of period	$4,509,353	$1,951,290

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$3,697,118	$7,642,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

      The condensed consolidated balance sheets of Dobson/ Sygnet Communications Company (“the Company”) as of March 31, 2002 and December 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed consolidated balance sheet data at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2001 consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

1.     Organization

      The Company was incorporated under the name Front Nine Holdings, Inc. as an Oklahoma corporation on July 23, 1998. The Company was formed to acquire the operations of Sygnet Wireless, Inc. Subsequently, the Company changed its name to Dobson/ Sygnet Communications Company and amended its certificate of incorporation on December 2, 1998 to reflect this change. On December 23, 1998, the Company completed the acquisition of Sygnet Wireless, Inc. for $337.5 million. The Company is a wholly-owned subsidiary of Dobson Communications Corporation (“Dobson Communications”) and is a provider of rural and suburban wireless telephone services.

2.     Long-Term Debt

      The Company, through its wholly-owned subsidiary, Sygnet Wireless, Inc., has credit facilities for an aggregate of $332.4 million, consisting of a $40.4 million revolving credit facility and $292.0 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of March 31, 2002, the Company had $292.1 million outstanding under its credit facility and it had $35.6 million of availability. Obligations under the credit facility are secured by a pledge of the capital stock of its subsidiary as well as a lien on substantially all of its assets and the assets of its operating subsidiary. The credit facility requires the maintenance of certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company’s ability to meet its debt service obligations. As of March 31, 2002, the Company was in compliance with the required financial ratios. In addition, the Company’s ability to borrow under the credit facility is limited by the requirement that, on a quarterly basis, the amount available under the credit facility will reduce until it terminates.

      As of March 31, 2002, the Company had outstanding $200.0 principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008. The Company used approximately $67.7 million of the net proceeds from the sale of its senior notes to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999 and ended with the payment the Company made on December 15, 2001.

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates have entered into credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 31, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(unaudited)

lender elects to foreclose on the collateral, the Company could experience a change of control under its indenture governing its outstanding senior notes. Upon a change of control, the Company would be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. There can be no assurance that the Company would have the funds necessary to complete the repurchase. If the Company failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the Company’s outstanding senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under the credit facility of Dobson Operating Company, a subsidiary of Dobson Communications. An event of default under the Dobson Operating Company credit facility would result in an event of default under the Company’s credit facility, potentially resulting in the acceleration of all outstanding indebtedness under the Company’s credit facility.

3.     Stockholder’s (Deficit) Equity

      The Company received an equity contribution of $15.0 million during the three months ended March 31, 2001 from its parent company, Dobson Communications. This contribution was used to repay debt under the Company’s credit facility.

4.     Change in Accounting Principles and Practices

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, the Company is treating its wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, the Company ceased the amortization of its wireless license acquisition costs. Instead, the Company now tests its indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the three months ended March 31, 2001, the Company recorded approximately $7.4 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS No. 142, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values. As a result of the implementation of SFAS No. 142 on January 1, 2002, the Company recorded a charge, net of income tax benefit, of approximately $137.8 million to reflect the write down of its wireless license acquisition costs to their fair value.

5.     Subsequent Events

      On May 8, 2002, the Company extended its nationwide preferred roaming agreement with AT&T Wireless, which covers all of the operations of Dobson Communications Corporation, including Sygnet Communications, Inc. AT&T Wireless is the Company’s largest roaming partner. This new agreement covers TDMA and extends the preferred agreement and establishes the roaming rates for the parties through June 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of March 31, 2002, our systems covered a total population of approximately 2.4 million and we had 294,600 subscribers. Our wireless systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.25 per minute for the three months ended March 31, 2002 and $0.33 per minute for the three months ended March 31, 2001. These declines have been generally offset by increases in average minutes of use per subscriber. We believe that the industry trend of increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 22.5% of our operating revenue for the three months ended March 31, 2002 and 22.9% for the three months ended March 31, 2001. Roaming revenues have typically had higher average per minute rates and continue to have higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue produce higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.25 for the three months ended March 31, 2002 and $0.34 for the three months ended March 31, 2001. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

      Our cost of equipment represents the cost associated with telephone equipment and accessories sold to customers. In recent years, we and other wireless providers have increased the use of discounts on phone equipment and free phone promotions, as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

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

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of certain intangible assets. Through December 31, 2001, these intangible assets primarily consisted of wireless license acquisition costs and customer lists. However, with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” we have ceased the amortization of wireless license acquisition costs effective January 1, 2002. See “Critical Accounting Policies and Practices” below for further details.

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

      We depreciate our property, plant and equipment and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of Statements of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we are treating our wireless license acquisition costs as indefinite life intangibles. As a result, effective January 1, 2002, we ceased the amortization of our wireless license acquisition costs. Instead, we now test these licenses for impairment at least annually. This change in policy has and may continue to have a significant impact to our results of operations and financial position. For the three months ended March 31, 2001, the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was approximately $7.4 million. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. Upon implementation of this new pronouncement, we recorded a charge, net of income tax benefit, of approximately $137.8 million to reflect the write-down of our wireless license acquisition costs to their fair value.

Results of Operations

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

     Three Months Ended March 31, 2002 Compared to Three Months ended March 31, 2001

      Operating revenues. For the three months ended March 31, 2002, our total operating revenue increased $3.1 million, or 7.1%, to $45.8 million from $42.7 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 74.5%, 22.5% and 3.0%, respectively, of our total operating revenue during the three months ended March 31, 2002 and 72.5%, 22.9% and 4.6%, respectively, of our total operating revenue during the three months ended March 31, 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

	($ in thousands)
Operating revenue:
Service revenue	$34,076	$30,956
Roaming revenue	10,319	9,797
Equipment and other revenue	1,370	1,958

Total	$45,765	$42,711

      For the three months ended March 31, 2002, our service revenue increased $3.1 million, or 10.1%, to $34.1 million from $31.0 million for the three months ended March 31, 2001. This increase was attributable to increased penetration and usage. Our subscriber base increased 11.8% to 294,600 at March 31, 2002 from 263,400 at March 31, 2001. Our average monthly service revenue per subscriber decreased 2.5% to $39 for the three months ended March 31, 2002 compared to $40 for the three months ended March 31, 2001, due to increased competition and market pressure.

      For the three months ended March 31, 2002, our roaming revenue increased $0.5 million, or 5.3%, to $10.3 million from $9.8 million for the three months ended March 31, 2001. This increase was primarily attributable to a 42.5% increase in roaming minutes in our markets due to expanded coverage areas and increased usage, offset by a 26.5% decline in our roaming revenue per minute-of-use.

      For the three months ended March 31, 2002, our equipment and other revenue decreased $0.6 million, or 30.1%, to $1.4 million from $2.0 million for the three months ended March 31, 2001. This decrease resulted from a slow down in the migration of subscribers from analog to digital service and handsets, along with the overall decrease in the cost of wireless handsets.

      Cost of service. For the three months ended March 31, 2002, our total cost of service increased $1.4 million, or 14.4%, to $11.0 million from $9.6 million for the comparable period in 2001. This increase is primarily the result of the increased number of subscribers and the migration of our subscribers from analog rate plans to new digital rate plans. On March 31, 2002, 83.4% of our subscribers were on digital rate plans compared to 56.4% at March 31, 2001. On average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers.

      Cost of equipment. For the three months ended March 31, 2002, our cost of equipment decreased $1.5 million, or 25.5%, to $4.4 million from $5.9 million for the three months ended March 31, 2001, primarily as a result of decreases in the cost of wireless equipment due to new technology.

      Marketing and selling costs. For the three months ended March 31, 2002, our marketing and selling costs decreased slightly to $6.0 million from $6.3 million for the three months ended March 31, 2001. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 13.2% for the three months ended March 31, 2002 from 14.8% for the three months ended March 31, 2001, as a result of efficiencies gained from centralized marketing functions with our parent, Dobson Communications. With these efficiencies gained, we were able to decrease overall marketing and selling costs while slightly increasing our gross subscriber additions. Gross subscriber additions totaled 22,400 for the three months ended March 31, 2002 compared to gross subscriber additions of 22,300 for the three months ended March 31, 2001.

      General and administrative costs. For the three months ended March 31, 2002, our general and administrative costs decreased $0.6 million, or 7.8%, to $6.5 million from $7.1 million for the three months ended March 31, 2001. This decrease was the result of efficiencies gained from centralized administrative functions with our parent, Dobson Communications. Our overall monthly general and administrative costs per average subscriber decreased to $7 for the three months ended March 31, 2002 compared to $9 for the three months ended March 31, 2001.

      Depreciation and amortization expense. For the three months ended March 31, 2002, our depreciation and amortization expense decreased $11.8 million, or 63.6%, to $6.7 million from $18.5 million for the comparable period in 2001. This decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule, we treat our wireless licenses as indefinite life intangibles.

      Interest expense. For the three months ended March 31, 2002, our interest expense decreased $4.1 million, or 26.3%, to $11.2 million from $15.3 million for the three months ended March 31, 2001. This decrease is a result of decreased variable interest rates and the reduction of the outstanding balance on our revolving credit facility.

      Cumulative effect of change in accounting principle. For the three months ended March 31, 2002, we recognized an impairment on our wireless license acquisition costs of approximately $137.8 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets.”

      Net loss. For the three months ended March 31, 2002, our net loss was $137.9 million. This loss was primarily a result of our impairment recognized with the implementation of SFAS No. 142.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, capital contributions from our parent, bank debt and the sale of debt securities.

      At March 31, 2002, we had a working capital deficit of $15.1 million (a ratio of current assets to current liabilities of 0.7:1) and an unrestricted cash balance of $4.5 million, which compares to working capital deficit of $5.9 million (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $4.3 million at December 31, 2001.

      Our net cash provided by operating activities totaled $15.0 million for the three months ended March 31, 2002 compared to $6.1 million for the three months ended March 31, 2001. The increase is primarily due to the decrease in our loss before cumulative effect of change in accounting principle.

      Our net cash used in investing activities totaled $6.7 million for the three months ended March 31, 2002 compared to $20.9 million for the three months ended March 31, 2001. The decrease of $14.2 million related primarily to a decrease in capital expenditures and the decrease in payable-affiliates. Capital expenditures for the three months ended March 31, 2002 were $3.9 million compared to $7.2 million for the three months ended March 31, 2001.

      Net cash used in financing activities was $8.1 million for the three months ended March 31, 2002 compared to net cash provided by financing activities of $7.9 million for the three months ended March 31, 2001. Financing activity uses for the three months ended March 31, 2002 consisted primarily of repayments of long-term debt. Financing activity sources for the three months ended March 31, 2001, consisted primarily of proceeds from long-term debt of $37.0 million and a capital contribution from our parent company, Dobson Communications, of $15.0 million, which was offset by repayments of long-term debt totaling $44.1 million.

      Our capital expenditures were $3.9 million for the three months ended March 31, 2002. We have budgeted approximately $18.0 to $20.0 million for capital expenditures in 2002. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Through our wholly-owned subsidiary, Sygnet Wireless, Inc., we have credit facilities, for an aggregate of $332.4 million, consisting of a $40.4 million revolving credit facility and $292.0 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of March 31, 2002, we had $292.1 million outstanding under our credit facility and we had $35.6 million of availability. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and the assets of our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of March 31, 2002, we were in compliance with the required financial ratios. In addition, our ability to borrow under our credit facility is limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates.

      As of March 31, 2002, we had outstanding $200.0 principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008. We used approximately $67.7 million of the net proceeds from the sale of our senior notes to purchase securities pledged to secure the first six semi-annual interest payments, which began June 15, 1999 and ended with the payment we made on December 15, 2001.

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates have entered into credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of March 31, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes. Upon a change of control, we would be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. There can be no assurance that we would have the funds necessary to complete the repurchase. If we failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under the credit facility of Dobson Operating Company, a subsidiary of Dobson Communications. An event of default under the Dobson Operating Company credit facility would result in an event of default under our credit facility, potentially resulting in the acceleration of all outstanding indebtedness under our credit facility.

      Although we cannot provide you any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flow, borrowings under our bank facility and cash flow from operations will be sufficient to satisfy our capital expenditure, working capital and debt service obligations for the next twelve months. We will need to refinance our bank facility and the senior notes at their maturities, which begin in 2007. Our ability to do so will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we ceased the amortization of wireless license acquisition costs. Instead, we will test our indefinite life intangible assets for impairment at least annually and would only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the three months ended March 31, 2001, we recorded approximately $7.4 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. As a result of our implementation of SFAS No. 142 on January 1, 2002, we recorded a charge, net of income tax benefit, of approximately $137.8 million to reflect the write-down of our wireless license acquisition costs to their fair value.

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

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. We implemented this standard in the fourth quarter of 2001, effective January 1, 2001, with no impact to our financial statements.

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

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates raise. Since we are not currently involved with any derivative or other financial instrument, we have determined that there is no material market risk exposure to our condensed consolidated financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

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

      Not applicable

Item 3.     Defaults Upon Senior Securities

      Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

3.1		Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2		Registrant’s Amended Bylaws.	(2)[3.2]
4.1		Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2		Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3		Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4		Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
10	.1.1	Cellular One License Agreement effective December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3]
10	.1.2	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10	.1.3	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10	.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]

Exhibit			Method of
Numbers		Description	Filing

10	.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10	.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6]
10	.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA).	(3)[10.1.7]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

Date: May 14, 2002	/s/ EVERETT R. DOBSON ------------------------------------------------ Everett R. Dobson Chairman of the Board and Chief Executive Officer

Date: May 14, 2002	/s/ BRUCE R. KNOOIHUIZEN ------------------------------------------------ Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)