Form 10-Q
period 2002-06-30
DOBSON SYGNET COMMUNICATIONS CO
filed 2002-08-14
CIK 1076761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 333-71051

Dobson/Sygnet

Communications Company
(Exact name of registrant as specified in its charter)

Oklahoma	73-1547216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way	73134
Oklahoma City, Oklahoma	(Zip Code)
(Address of principal executive offices)

(405) 529-8500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

      The registrant is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, but files reports required by those sections pursuant to contractual obligations.

      As of August 2, 2002, there were 100 shares of the registrant’s $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

DOBSON/SYGNET COMMUNICATIONS COMPANY

INDEX TO FORM 10-Q

Item
Number		Page

PART I
FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2002 and 2001	3
	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
3	Quantitative and Qualitative Disclosure about Market Risk	15
PART II
OTHER INFORMATION
1	Legal Proceedings	16
2	Changes in Securities and Use of Proceeds	16
3	Defaults Upon Senior Securities	16
4	Submission of Matters to a Vote of Security Holders	16
5	Other Information	16
6	Exhibits and Reports on Form 8-K	16

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,425,167	$4,286,325
Accounts receivable, net	20,425,541	19,326,750
Inventory	2,736,251	4,873,736
Prepaid expenses and other	1,158,494	1,151,506

Total current assets	26,745,453	29,638,317

PROPERTY, PLANT AND EQUIPMENT, net	79,894,277	75,529,567

OTHER ASSETS:
Wireless license acquisition costs, net	350,688,085	572,988,085
Deferred financing costs, net	32,873,820	35,441,469
Customer list, net	13,282,886	17,676,488
Other	78,631	84,189

Total other assets	396,923,422	626,190,231

Total assets	$503,563,152	$731,358,115

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,418,851	$10,240,868
Accrued expenses	5,578,687	6,232,911
Deferred revenue and customer deposits	5,304,382	4,842,107
Current portion of long-term debt	21,250,000	14,250,000

Total current liabilities	39,551,920	35,565,886

OTHER LIABILITIES:
Payables — affiliates	282,816	1,400,227
Long-term debt, net of current portion	474,761,754	485,886,754
Deferred income taxes	16,638,517	100,228,803
STOCKHOLDER’S (DEFICIT) EQUITY:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding	100	100
Additional paid-in capital	239,632,804	239,632,804
Retained deficit	(267,304,759)	(131,356,459)

Total stockholder’s (deficit) equity	(27,671,855)	108,276,445

Total liabilities and stockholder’s (deficit) equity	$503,563,152	$731,358,115

The accompanying notes are an integral part of these condensed consolidated balance sheets.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$37,096,881	$33,403,511	$71,172,977	$64,359,488
Roaming revenue	12,516,007	10,996,509	22,834,844	20,793,484
Equipment and other revenue	1,298,334	1,667,348	2,667,981	3,625,393

Total operating revenue	50,911,222	46,067,368	96,675,802	88,778,365

OPERATING EXPENSES:
Cost of service	11,588,973	11,133,622	22,541,568	20,705,861
Cost of equipment	4,430,887	4,802,291	8,858,489	10,747,983
Marketing and selling	6,481,982	6,191,838	12,516,989	12,506,028
General and administrative	6,979,876	6,995,560	13,490,123	14,060,195
Depreciation and amortization	7,011,233	18,954,091	13,750,991	37,472,686

Total operating expenses	36,492,951	48,077,402	71,158,160	95,492,753

OPERATING INCOME (LOSS)	14,418,271	(2,010,034)	25,517,642	(6,714,388)
OTHER INCOME (EXPENSE):
Interest expense	(11,245,875)	(15,445,605)	(22,492,335)	(30,700,351)
Other income, net	2,889	184,630	3,242	584,396

INCOME (LOSS) BEFORE INCOME TAXES	3,175,285	(17,271,009)	3,028,549	(36,830,343)
Income tax (expense) benefit	(1,206,609)	6,562,983	(1,150,849)	13,995,530

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,968,676	(10,708,026)	1,877,700	(22,834,813)
Cumulative effect of change in accounting principle, net of income tax benefit of $84,474,000 (Note 4)	—	—	(137,826,000)	—

NET INCOME (LOSS)	$1,968,676	$(10,708,026)	$(135,948,300)	$(22,834,813)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	$19,687	$(107,080)	$18,777	$(228,348)
Cumulative effect of change in accounting principle	—	—	(1,378,260)	—

TOTAL BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$19,687	$(107,080)	$(1,359,483)	$(228,348)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change in accounting principle	$1,877,700	$(22,834,813)
Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities —
Depreciation and amortization	13,750,991	37,472,686
Amortization of financing costs	2,623,275	2,617,504
Deferred income taxes	883,714	(14,262,305)
Loss on disposition of assets, net	19,365	120,226
Changes in current assets and liabilities —
Accounts receivable	(1,098,791)	(10,719)
Other current assets	2,130,497	(339,393)
Accounts payable	(2,925,109)	(2,024,730)
Accrued expenses	(654,224)	(687,949)
Deferred revenue and customer deposits	462,275	404,480

Net cash provided by operating activities	17,069,693	454,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,638,373)	(15,021,497)
Decrease in payable — affiliates	(1,117,411)	(11,293,259)
Other investing activities	5,559	158,304

Net cash used in investing activities	(14,750,225)	(26,156,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(11,625,000)	(63,625,000)
Proceeds from long-term debt	7,500,000	55,500,000
Proceeds from capital contributions	—	15,000,000
Maturity of restricted investments, net of interest	—	12,250,000
Other financing activities	(55,626)	(55,490)

Net cash (used in) provided by financing activities	(4,180,626)	19,069,510

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,861,158)	(6,631,955)
CASH AND CASH EQUIVALENTS, beginning of period	4,286,325	8,871,817

CASH AND CASH EQUIVALENTS, end of period	$2,425,167	$2,239,862

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$19,625,790	$29,597,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of Dobson/ Sygnet Communications Company (“the Company”) as of June 30, 2002, the condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented, except for those related to the adoption of new accounting principles as described below.

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

      The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

2.     Long-Term Debt

      The Company, through its wholly-owned subsidiary, Sygnet Wireless, Inc., has credit facilities for an aggregate of $325.9 million, consisting of a $37.4 million revolving credit facility and $288.5 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of June 30, 2002, the Company had $296.0 million outstanding under its credit facility and it had $29.9 million of availability. Obligations under the credit facility are secured by a pledge of the capital stock of its subsidiary as well as a lien on substantially all of its assets and the assets of its operating subsidiary. The credit facility requires the maintenance of certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company’s ability to meet its debt service obligations. As of June 30, 2002, the Company was in compliance with the required financial ratios. In addition, the Company’s ability to borrow under the credit facility is limited by the requirement that, on a quarterly basis, the amount available under the credit facility will reduce until it terminates.

      As of June 30, 2002, the Company had outstanding $200.0 million principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008.

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of June 30, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.     Stockholder’s (Deficit) Equity

      The Company received an equity contribution of $15.0 million during the six months ended June 30, 2001 from its parent company, Dobson Communications. This contribution was used to repay debt under the Company’s credit facility.

4.     Change in Accounting Principles and Practices

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As required under the new standards, the Company treats its wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, the Company ceased the amortization of its wireless license acquisition costs. Instead, the Company now tests its indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the three and six months ended June 30, 2001, the Company recorded approximately $7.4 million and $14.8 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs, respectively. Without this amortization, the Company’s net loss applicable to common stockholders would have been $3.3 million and $8.0 million for the three and six months ended June 30, 2001, respectively.

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

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of June 30, 2002, our systems covered a total population of approximately 2.4 million and we had 303,900 subscribers. Our wireless systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.23 and $0.32 per minute for the three months ended June 30, 2002 and 2001, respectively, and $0.24 and $0.32 per minute for the six months ended June 30, 2002 and 2001, respectively. These declines have been generally offset by increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 37.4% and 32.0% for the three and six months ended June 30, 2002, compared to the same periods in 2001, respectively. We believe that the industry trend of increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 24.6% and 23.9% of our operating revenue for the three months ended June 30, 2002 and 2001, respectively, and 23.6% and 23.4% for the six months ended June 30, 2002 and 2001, respectively. Roaming revenue typically yields higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.25 and $0.32 for the three months ended June 30, 2002 and 2001, respectively, and $0.25 and $0.33 for the six months ended June 30, 2002 and 2001, respectively. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming minutes increased 45.2% and 44.0% for the three and six months ended June 30, 2002, compared to the same periods in 2001, respectively. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent agents and all other costs to market and sell wireless products and services, and certain costs related to customer retention. We pay commissions to sales personnel and independent agents for new business generated.

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

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration, all of which is provided by our parent, Dobson Communications. Dobson Communications shares these costs with us based primarily on the estimated subscribers and populations in our respective licensed areas. If there were a change in the method used to allocate shared costs between Dobson Communications and us, the change could have a significant impact on our results of operations.

      We depreciate our property, plant and equipment and amortize our customer lists and certain other intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we treat our wireless license acquisition costs as indefinite life intangibles. As a result, effective January 1, 2002, we ceased the amortization of our wireless license acquisition costs. Instead, we now test these licenses for impairment at least annually. This change in policy has and may continue to have a significant impact to our results of operations and financial position. For the three and six months ended June 30, 2001, the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was approximately $7.4 million and $14.8 million, respectively. Without this amortization, our net loss applicable to common stockholders would have been $3.3 million and $8.0 million for the three and six months ended June 30, 2001, respectively.

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

Three Months Ended June 30, 2002 Compared to Three Months ended June 30, 2001

      Operating revenues. For the three months ended June 30, 2002, our total operating revenue increased $4.8 million, or 10.5%, to $50.9 million from $46.1 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 72.9%, 24.6% and 2.5%, respectively, of our total operating revenue during the three months ended June 30, 2002 and 72.5%, 23.9% and 3.6%, respectively, of our total operating revenue during the three months ended June 30, 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Three Months Ended
	June 30,

	2002	2001

	($ in thousands)
Operating revenue:
Service revenue	$37,097	$33,404
Roaming revenue	12,516	10,996
Equipment and other revenue	1,298	1,667

Total	$50,911	$46,067

      For the three months ended June 30, 2002, our service revenue increased $3.7 million, or 11.1%, to $37.1 million from $33.4 million for the three months ended June 30, 2001. This increase was attributable to increased penetration and usage. Our subscriber base increased 13.4% to 303,900 at June 30, 2002 from 268,100 at June 30, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber remained constant at $42 for the three months ended June 30, 2002 and 2001, because our service revenue has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On June 30, 2002, 85.6% of our subscriber base was on digital rate plans compared to 64.9% at June 30, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the three months ended June 30, 2002, our roaming revenue increased $1.5 million, or 13.8%, to $12.5 million from $11.0 million for the three months ended June 30, 2001. This increase was primarily attributable to a 45.2% increase in roaming minutes in our markets due to expanded coverage areas and increased usage, offset by a 21.9% decline in our roaming revenue per minute-of-use.

      For the three months ended June 30, 2002, our equipment and other revenue decreased $0.4 million, or 22.1%, to $1.3 million from $1.7 million for the three months ended June 30, 2001. This decrease primarily resulted from increased phone discounts due to competitive market pressures and a slow-down in the migration of existing subscribers from analog to digital service. We migrated 1,400 subscribers from analog to digital during the three months ended June 30, 2002, compared to 11,000 subscribers for the same period in 2001.

      Cost of service. For the three months ended June 30, 2002, our total cost of service increased $0.5 million, or 4.1%, to $11.6 million from $11.1 million for the comparable period in 2001. As described with our service revenue above, on average, our digital subscribers use more minutes than our analog subscribers. The increase of $0.5 million was primarily the result of increased networking costs associated with increases in our network capacity necessary to handle minute-of-use growth. Minutes-of-use on our network increased approximately 59.8% for the three months ended June 30, 2002 compared to the same period in 2001.

      Cost of equipment. For the three months ended June 30, 2002, our cost of equipment decreased $0.4 million, or 7.7%, to $4.4 million from $4.8 million for the three months ended June 30, 2001, primarily as a result of decreases in the number of phones sold due to the slow-down in the migration of subscribers from analog to digital service.

      Marketing and selling costs. For the three months ended June 30, 2002, our marketing and selling costs increased slightly to $6.5 million from $6.2 million for the three months ended June 30, 2001. This increase was the result of an increase in gross subscriber additions, which totaled 23,000 for the three months ended June 30, 2002 compared to gross subscriber additions of 20,100 for the three months ended June 30, 2001. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 12.7% for the three months ended June 30, 2002 from 13.4% for the three months ended June 30, 2001, as a result of continued efficiencies gained from centralized marketing functions with our parent, Dobson Communications.

      General and administrative costs. For the three months ended June 30, 2002 and 2001, our general and administrative costs remained constant at $7.0 million. This was the result of continued efficiencies gained from centralized administrative functions with our parent, Dobson Communications. Our overall monthly general and administrative costs per average subscriber decreased to $8 for the three months ended June 30, 2002 compared to $9 for the three months ended June 30, 2001.

      Depreciation and amortization expense. For the three months ended June 30, 2002, our depreciation and amortization expense decreased $12.0 million, or 63.0%, to $7.0 million from $19.0 million for the comparable period in 2001. This decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule, we treat our wireless license acquisition costs as indefinite life intangible assets. For the three months ended June 30, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $12.0 million.

      Interest expense. For the three months ended June 30, 2002, our interest expense decreased $4.2 million, or 27.2%, to $11.2 million from $15.4 million for the three months ended June 30, 2001. This decrease is a result of decreased variable interest rates and the reduction of the outstanding balance on our revolving credit facility.

      Net income (loss). For the three months ended June 30, 2002, our net income was $2.0 million compared to net loss of $10.7 million for the three months ended June 31, 2001. This increase in income was primarily a result of our decrease in depreciation and amortization as a result of the implementation of SFAS No. 142, as well as a decrease in interest expense as described above.

Six Months Ended June 30, 2002 Compared to Six Months ended June 30, 2001

      Operating revenues. For the six months ended June 30, 2002, our total operating revenue increased $7.9 million, or 8.9%, to $96.7 million from $88.8 million for the comparable period in 2001. Our total service revenue, roaming revenue and equipment and other revenue represented 73.6%, 23.6% and 2.8%, respectively, of our total operating revenue during the six months ended June 30, 2002 and 72.5%, 23.4% and 4.1%, respectively, of our total operating revenue during the six months ended June 30, 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Six Months Ended
	June 30,

	2002	2001

	($ in thousands)
Operating revenue:
Service revenue	$71,173	$64,360
Roaming revenue	22,835	20,793
Equipment and other revenue	2,668	3,625

Total	$96,676	$88,778

      For the six months ended June 30, 2002, our service revenue increased $6.8 million, or 10.6%, to $71.2 million from $64.4 million for the six months ended June 30, 2001. This increase was attributable to increased penetration and usage. Our subscriber base increased 13.4% to 303,900 at June 30, 2002 from 268,100 at June 30, 2001. Even though we have experienced increased competition and market pressure, our average monthly service revenue per subscriber remained constant at $41 for the six months ended June 30, 2002 and 2001, because our average monthly service revenue per subscriber has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On June 30, 2002, 85.6% of our subscriber base was on digital rate plans compared to 64.9% at June 30, 2001. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      For the six months ended June 30, 2002, our roaming revenue increased $2.0 million, or 9.8%, to $22.8 million from $20.8 million for the six months ended June 30, 2001. This increase was primarily attributable to a 44.0% increase in roaming minutes in our markets due to expanded coverage areas and increased usage, offset by a 24.2% decline in our roaming revenue per minute-of-use.

      For the six months ended June 30, 2002, our equipment and other revenue decreased $0.9 million, or 26.4%, to $2.7 million from $3.6 million for the six months ended June 30, 2001. This decrease primarily resulted from increased phone discounts due to competitive market pressures and a slow-down in the migration of existing subscribers from analog to digital service. We migrated 7,300 subscribers from analog to digital during the six months ended June 30, 2002, compared to 17,700 subscribers for the same period in 2001.

      Cost of service. For the six months ended June 30, 2002, our total cost of service increased $1.8 million, or 8.9%, to $22.5 million from $20.7 million for the comparable period in 2001. As described above with our service revenue, on average, our digital subscribers use more minutes than our analog subscribers. This increased usage also increases the minutes used by our subscribers outside of our markets, thus increasing the expenses we are charged by third-party wireless providers. Our cost of service increased approximately $0.1 million due to increased charges by third-party wireless providers. The remaining increase of $1.7 million was primarily the result of increased networking costs associated with increases in our network capacity necessary to handle minute-of-use growth. Minute-of-use on our network increased approximately 52.9% for the six months ended June 30, 2002 compared to the same period in 2001.

      Cost of equipment. For the six months ended June 30, 2002, our cost of equipment decreased $1.8 million, or 17.6%, to $8.9 million from $10.7 million for the six months ended June 30, 2001, primarily as a result of decreases in the number of phones sold due to the slow-down in the migration of subscribers from analog to digital service.

      Marketing and selling costs. For the six months ended June 30, 2002 and 2001, our marketing and selling costs remained constant at $12.5 million. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 12.9% for the six months ended June 30, 2002 from 14.1% for the six months ended June 30, 2001, as a result of continued efficiencies gained from centralized marketing functions with our parent, Dobson Communications. With these efficiencies gained, we were able to stabilize marketing and selling costs while slightly increasing our gross subscriber additions. Gross subscriber additions totaled 45,500 for the six months ended June 30, 2002 compared to gross subscriber additions of 42,400 for the six months ended June 30, 2001.

      General and administrative costs. For the six months ended June 30, 2002, our general and administrative costs decreased $0.6 million, or 4.1%, to $13.5 million from $14.1 million for the six months ended June 30, 2001. This decrease was the result of continued efficiencies gained from centralized administrative functions with our parent, Dobson Communications. In addition, our overall monthly general and administrative costs per average subscriber decreased to $8 for the six months ended June 30, 2002 compared to $9 for the six months ended June 30, 2001.

      Depreciation and amortization expense. For the six months ended June 30, 2002, our depreciation and amortization expense decreased $23.7 million, or 63.3%, to $13.8 million from $37.5 million for the comparable period in 2001. This decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule, we treat our wireless license acquisition costs as indefinite life intangible assets. For the six months ended June 30, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $23.9 million.

      Interest expense. For the six months ended June 30, 2002, our interest expense decreased $8.2 million, or 26.7%, to $22.5 million from $30.7 million for the six months ended June 30, 2001. This decrease is a result of decreased variable interest rates and the reduction of the outstanding balance on our revolving credit facility.

      Cumulative effect of change in accounting principle. For the six months ended June 30, 2002, we recognized an impairment on our wireless license acquisition costs of approximately $137.8 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets.”

      Net loss. For the six months ended June 30, 2002, our net loss was $135.9 million. Our net loss increased $113.1 million, or 495.4%, from $22.8 million for the six months ended June 30, 2001. This increase in net loss was primarily a result of our impairment recognized with the implementation of SFAS No. 142.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, capital contributions from our parent, bank debt and the sale of debt securities.

      At June 30, 2002, we had a working capital deficit of $12.8 million (a ratio of current assets to current liabilities of 0.7:1) and an unrestricted cash balance of $2.4 million, which compares to working capital deficit of $5.9 million (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $4.3 million at December 31, 2001.

      Our net cash provided by operating activities totaled $17.1 million for the six months ended June 30, 2002 compared to $0.5 million for the six months ended June 30, 2001. The increase is primarily due to the increase in our income before cumulative effect of change in accounting principle and the increase from our deferred income taxes, offset by a decrease in depreciation and amortization.

      Our net cash used in investing activities totaled $14.8 million for the six months ended June 30, 2002 compared to $26.2 million for the six months ended June 30, 2001. The decrease of $11.4 million related primarily to a decrease in capital expenditures and the decrease in payable-affiliates. Capital expenditures for the six months ended June 30, 2002 were $13.6 million compared to $15.0 million for the six months ended June 30, 2001.

      Net cash used in financing activities was $4.2 million for the six months ended June 30, 2002 compared to net cash provided by financing activities of $19.1 million for the six months ended June 30, 2001. Financing activity uses for the six months ended June 30, 2002 consisted primarily of repayments of long-term debt of $11.6 million offset by proceeds from long-term debt of $7.5 million. Financing activity sources for the six months ended June 30, 2001, consisted primarily of proceeds from long-term debt of $55.5 million, a capital contribution from our parent company, Dobson Communications, of $15.0 million and maturity of restricted investments of $12.3 million, which were offset by repayments of long-term debt totaling $63.6 million.

      Our capital expenditures were $13.6 million for the six months ended June 30, 2002. We have budgeted approximately $18.0 to $20.0 million for capital expenditures in 2002. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Through our wholly-owned subsidiary, Sygnet Wireless, Inc., we have credit facilities, for an aggregate of $325.9 million, consisting of a $37.4 million revolving credit facility and $288.5 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of June 30, 2002, we had $296.0 million outstanding under our credit facility and we had $29.9 million of availability. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and the assets of our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of June 30, 2002, we were in compliance with the required financial ratios. In addition, our ability to borrow under our credit facility is limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates.

      As of June 30, 2002, we had outstanding $200.0 million principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008.

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of June 30, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes. Upon a change of control, we would be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. There can be no assurance that we would have the funds necessary to complete the repurchase. If we failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under the credit facility of Dobson Operating Company, a subsidiary of Dobson Communications. An event of default under the Dobson Operating Company credit facility would result in an event of default under our credit facility, potentially resulting in the acceleration of all outstanding indebtedness under our credit facility.

      Although we cannot provide you any assurance, we believe that borrowings under our bank facility and cash flow from operations will be sufficient to satisfy our capital expenditure, working capital and debt service obligations for the next twelve months. We will need to refinance our bank facility and the senior notes at their maturities, which begin in 2007. Our ability to do so will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As required under the new standards, we treat our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, we ceased the amortization of wireless license acquisition costs. Instead, we will test our indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. During the three and six months ended June 30, 2001, we recorded approximately $7.4 million and $14.8 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs, respectively. Without this amortization, our net loss applicable to common stockholder would have been $3.3 million and $8.0 million for the three and six months ended June 30, 2001, respectively.

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

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, and upon adoption, we must reclassify extraordinary losses on extinguishment of debt as interest expense in the prior periods that have had extraordinary losses on debt extinguishments.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial condition or operations.

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

      At June 30, 2002, we had long-term debt outstanding of $496.0 million, of which, $296.0 million bears interest at floating rates. These rates averaged 5.0% for the six months ended June 30, 2002. One percentage point of an interest rate adjustment would change our interest expense on an annual basis by approximately $3.0 million.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      See Item 1, Part 3. of our Form 10-K for the fiscal year ended December 31, 2001.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable

Item 3.     Defaults Upon Senior Securities

      Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method of
Numbers		Description	Filing

3.1		Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2		Registrant’s Amended Bylaws.	(2)[3.2]
4.1		Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2		Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3		Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4		Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
10	.1.1	Cellular One License Agreement effective December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3]
10	.1.2	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10	.1.3	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10	.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10	.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]

Exhibit			Method of
Numbers		Description	Filing

10	.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6]
10	.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA).	(3)[10.1.7]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON/SYGNET COMMUNICATIONS COMPANY

Date: August 13, 2002	/s/ EVERETT R. DOBSON Everett R. Dobson Chairman of the Board and Chief Executive Officer

Date: August 13, 2002	/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

3.1		Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2		Registrant’s Amended Bylaws.	(2)[3.2]
4.1		Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2		Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3		Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4		Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
10	.1.1	Cellular One License Agreement effective December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3]
10	.1.2	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10	.1.3	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10	.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10	.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10	.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6]
10	.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA).	(3)[10.1.7]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.