Form 10-Q
period 2002-09-30
DOBSON SYGNET COMMUNICATIONS CO
filed 2002-11-14
CIK 1076761

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

      As of November 1, 2002, there were 100 shares of the registrant’s $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

DOBSON/SYGNET COMMUNICATIONS COMPANY

INDEX TO FORM 10-Q

Item
Number		Page

PART I
FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	2
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2002 and 2001	3
	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
3	Quantitative and Qualitative Disclosure about Market Risk	17
4	Controls and Procedures	17
PART II
OTHER INFORMATION

1	Legal Proceedings	18
2	Changes in Securities and Use of Proceeds	18
3	Defaults Upon Senior Securities	18
4	Submission of Matters to a Vote of Security Holders	18
5	Other Information	18
6	Exhibits and Reports on Form 8-K	18

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

DOBSON/SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,944,000	$4,286,325
Accounts receivable
Customers, net	20,230,061	19,326,750
Affiliates	6,668,249	—
Inventory	2,005,178	4,873,736
Prepaid expenses and other	1,149,171	1,151,506

Total current assets	33,996,659	29,638,317

PROPERTY, PLANT AND EQUIPMENT, net	78,369,463	75,529,567

OTHER ASSETS:
Wireless license acquisition costs, net	350,688,085	572,988,085
Deferred financing costs, net	31,587,127	35,441,469
Customer list, net	11,086,086	17,676,488
Other	78,628	84,189

Total other assets	393,439,926	626,190,231

Total assets	$505,806,048	$731,358,115

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,831,187	$10,240,868
Accrued expenses	13,128,290	6,232,911
Deferred revenue and customer deposits	5,313,523	4,842,107
Current portion of long-term debt	24,750,000	14,250,000

Total current liabilities	51,023,000	35,565,886

OTHER LIABILITIES:
Payables — affiliates	—	1,400,227
Long-term debt, net of current portion	460,199,254	485,886,754
Deferred income taxes	18,761,680	100,228,803
STOCKHOLDER’S (DEFICIT) EQUITY:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding	100	100
Additional paid-in capital	239,632,804	239,632,804
Retained deficit	(263,810,790)	(131,356,459)

Total stockholder’s (deficit) equity	(24,177,886)	108,276,445

Total liabilities and stockholder’s (deficit) equity	$505,806,048	$731,358,115

The accompanying notes are an integral part of these condensed consolidated balance sheets.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$39,117,658	$35,484,375	$110,290,635	$99,843,863
Roaming revenue	13,195,842	13,115,378	36,030,686	33,908,862
Equipment and other revenue	2,079,592	1,638,777	4,747,573	5,264,170

Total operating revenue	54,393,092	50,238,530	151,068,894	139,016,895

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	11,283,900	11,750,235	33,825,468	32,456,096
Cost of equipment	4,976,913	5,254,691	13,835,402	16,002,674
Marketing and selling	6,465,214	6,268,221	18,982,203	18,774,249
General and administrative	7,326,106	6,986,672	20,816,229	21,046,867
Depreciation and amortization	7,244,233	19,076,399	20,995,224	56,549,085

Total operating expenses	37,296,366	49,336,218	108,454,526	144,828,971

OPERATING INCOME (LOSS)	17,096,726	902,312	42,614,368	(5,812,076)
OTHER INCOME (EXPENSE):
Interest expense	(11,396,407)	(13,354,860)	(33,888,742)	(44,055,211)
Other (loss) income, net	(64,887)	396,951	(61,645)	981,347

INCOME (LOSS) BEFORE INCOME TAXES	5,635,432	(12,055,597)	8,663,981	(48,885,940)
Income tax (expense) benefit	(2,141,463)	4,581,127	(3,292,312)	18,576,657

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,493,969	(7,474,470)	5,371,669	(30,309,283)
Cumulative effect of change in accounting principle, net of income tax benefit of $84,474,000 (Note 5)	—	—	(137,826,000)	—

NET INCOME (LOSS)	$3,493,969	$(7,474,470)	$(132,454,331)	$(30,309,283)

BASIC EARNINGS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	$34,940	$(74,745)	$53,717	$(303,093)
Cumulative effect of change in accounting principle	—	—	(1,378,260)	—

TOTAL EARNINGS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$34,940	$(74,745)	$(1,324,543)	$(303,093)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change in accounting principle	$5,371,669	$(30,309,283)
Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities —
Depreciation and amortization	20,995,224	56,549,085
Amortization of financing costs	3,936,013	3,927,228
Deferred income taxes	3,006,877	(18,843,431)
Loss on disposition of assets, net	91,411	135,671
Changes in current assets and liabilities —
Accounts receivable	(7,571,560)	(2,883,777)
Other current assets	2,870,893	(518,006)
Accounts payable	(2,358,641)	(2,829,803)
Accrued expenses	6,895,379	5,862,426
Deferred revenue and customer deposits	471,416	763,097

Net cash provided by operating activities	33,708,681	11,853,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,232,743)	(19,910,655)
Changes in payable — affiliates	(1,400,227)	(9,476,553)
Other investing activities	(148,865)	208,845

Net cash used in investing activities	(18,781,835)	(29,178,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(27,687,500)	(93,687,500)
Proceeds from long-term debt	12,500,000	58,500,000
Proceeds from capital contributions	—	32,000,000
Maturity of restricted investments, net of interest	—	14,250,000
Other financing activities	(81,671)	(81,694)

Net cash (used in) provided by financing activities	(15,269,171)	10,980,806

NET DECREASE IN CASH AND CASH EQUIVALENTS	(342,325)	(6,344,350)
CASH AND CASH EQUIVALENTS, beginning of period	4,286,325	8,871,817

CASH AND CASH EQUIVALENTS, end of period	$3,944,000	$2,527,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$22,301,058	$35,486,122
Income taxes	$233,535	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of Dobson/ Sygnet Communications Company (“the Company”) as of September 30, 2002, the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented, except for those related to the adoption of new accounting principles as described below.

      The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2001 consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2001.

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

2.     Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense for the nine months ended September 30, 2002 and 2001 totaled $14.4 million and $14.0 million. Listed below are the gross property, plant and equipment amounts and the related accumulated depreciation for the periods described.

	September 30,

	2002	2001

Gross property, plant and equipment	$135,214,588	$115,758,002
Accumulated depreciation	(56,845,125)	(37,674,669)

Property, plant and equipment, net	$78,369,463	$78,083,333

3.     Long-Term Debt

      The Company, through its wholly-owned subsidiary, Sygnet Wireless, Inc., has credit facilities for an aggregate of $319.7 million, consisting of a $34.8 million revolving credit facility and $284.9 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of September 30, 2002, the only

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts outstanding were the Company’s term loan facilities totaling $284.9 million, thus, the Company had $34.8 million of availability under its revolver. Obligations under the credit facility are secured by a pledge of the capital stock of its subsidiary as well as a lien on substantially all of its assets and the assets of its operating subsidiary. The credit facility requires the maintenance of certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company’s ability to meet its debt service obligations. As of September 30, 2002, the Company was in compliance with the required financial ratios. In addition, the Company’s ability to borrow under the credit facility is limited by the requirement that, on a quarterly basis, the amount available under the credit facility will reduce until it terminates.

      As of September 30, 2002, the Company had outstanding $200.0 million principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008. On September 30, 2002, the Company’s parent, Dobson Communications, purchased $11.5 million principal amount of the Company’s outstanding senior notes for approximately $8.9 million.

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of September 30, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, the Company could experience a change of control under its indenture governing its outstanding senior notes. Upon a change of control, the Company would be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. There can be no assurance that the Company would have the funds necessary to complete the repurchase. If the Company failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the Company’s outstanding senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under the credit facility of Dobson Operating Company, a subsidiary of Dobson Communications. An event of default under the Dobson Operating Company credit facility would result in an event of default under the Company’s credit facility, potentially resulting in the acceleration of all outstanding indebtedness under the Company’s credit facility.

4.     Stockholder’s (Deficit) Equity

      The Company received an equity contribution of $32.0 million during the nine months ended September 30, 2001 from its parent company, Dobson Communications. This contribution was used to repay debt under the Company’s credit facility.

5.     Change in Accounting Principles and Practices

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets. A significant portion of its intangible assets are classified as “Wireless license acquisition costs,” which represents the costs associated with acquiring its FCC licenses. These licenses allow the Company to provide wireless services by giving the Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the useful life of these FCC licenses. As a result, the Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, the Company ceased the amortization of wireless license acquisition costs and now tests for impairment of wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the wireless license acquisition costs. The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life. During the three and nine months ended September 30, 2001, the Company recorded approximately $7.4 million and $22.2 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, the Company’s net loss applicable to common stockholders would have been $0.1 million and $8.1 million for the three and nine months ended September 30, 2001.

      Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121. In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, the Company’s policy was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, the Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on their estimated future discounted cashflows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge in the first quarter of 2002, net of income tax benefit, of approximately $137.8 million to reflect the write down of its wireless license acquisition costs to their fair value.

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

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of September 30, 2002, our systems covered a total population of approximately 2.4 million and we had 312,900 subscribers. Our wireless systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. Post-paid subscribers account for the largest portion of our subscriber base, at 98.3%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services, however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. The reseller base accounts for 1.5% of our total subscriber base. Our pre-paid subscribers, which account for less than 1% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of minutes.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.22 and $0.31 per minute for the three months ended September 30, 2002 and 2001, and $0.23 and $0.32 per minute for the nine months ended September 30, 2002 and 2001. These declines have been generally offset by increases in average minutes-of-use per subscriber. The average minute-of-use per subscriber increased 35.2% and 33.6% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. We believe that the industry trend of increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 24.3% and 26.1% of our operating revenue for the three months ended September 30, 2002 and 2001, and 23.9% and 24.4% for the nine months ended September 30, 2002 and 2001. Roaming revenue typically yields slightly higher average per minute rates and higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.23 and $0.31 for the three months ended September 30, 2002 and 2001, and $0.24 and $0.32 for the nine months ended September 30, 2002 and 2001. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming minutes increased 38.0% and 41.6% for the three and nine months ended September 30, 2002, compared to the same periods in 2001. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Our ability to sell wireless equipment is independent of our ability to offer wireless services to our customers; therefore, we consider equipment sales a separate earnings process and account for it accordingly.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

      Our cost of equipment represents the costs associated with telephone equipment and accessories sold. In recent years, we, like other wireless providers, have increased the use of discounts on phone equipment and free phone promotions for phones sold to our customers as competition between service providers has intensified. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

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

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of definite life intangible assets. Through December 31, 2001, these intangible assets primarily consisted of wireless license acquisition costs and customer lists. However, with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” we have ceased the amortization of wireless license acquisition costs effective January 1, 2002. See “Critical Accounting Policies and Practices” below for further details.

Critical Accounting Policies and Practices

      We must necessarily use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenues and expenses we recognize for and during the reporting period.

      Our general and administrative expenses and certain other operating expenses include all infrastructure costs, including costs for customer support, billing, collections and corporate administration, all of which are provided by our parent, Dobson Communications. Dobson Communications shares these costs with us based primarily on the estimated subscribers and populations in our respective licensed areas. If there were a change in the method used to allocate shared costs between Dobson Communications and us, the change could have a significant impact on our results of operations.

      We depreciate our property, plant and equipment and amortize our customer lists and certain other definite life intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. In accordance with SFAS No 121, our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we treat our wireless license acquisition costs as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of wireless license acquisition costs and now test for impairment of wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life. This change in policy has and may continue to have a significant impact to our results of operations and financial position. For the three and nine months ended September 30, 2001, the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was approximately $7.4 million and $22.2 million. Without this amortization, our net loss applicable to common stockholders would have been $0.1 million and $8.1 million for the three and nine months ended September 30, 2001.

      Through December 31, 2001, our accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121. In accordance with SFAS No. 121, our policy was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, our definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of approximately $137.8 million to reflect the write-down of our wireless license acquisition costs to their fair value.

Results of Operations

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Operating revenues. For the three months ended September 30, 2002, our total operating revenue increased $4.2 million, or 8.3%, to $54.4 million from $50.2 million for the comparable period in 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Three Months Ended
	September 30,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Operating revenue:
Service revenue	$39,118	71.9%	$35,484	70.6%
Roaming revenue	13,196	24.3%	13,116	26.1%
Equipment and other revenue	2,079	3.8%	1,639	3.3%

Total	$54,393	100.0%	$50,239	100.0%

      For the three months ended September 30, 2002, our service revenue increased $3.6 million, or 10.2%, to $39.1 million from $35.5 million for the three months ended September 30, 2001. This increase was attributable to increased market penetration and subscriber usage. Our subscriber base increased 13% to 312,900 at September 30, 2002 from 277,000 at September 30, 2001. Our average monthly service revenue per subscriber decreased to $43 for the three months ended September 30, 2002 compared to $44 for the three months ended September 30, 2001, as a result of increased competition and market pressure. On September 30, 2002, 87.6% of our subscriber base was on digital rate plans compared to 72.2% at September 30, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the three months ended September 30, 2002, our roaming revenue increased $0.1 million, or 0.6%, to $13.2 million from $13.1 million for the three months ended September 30, 2001. This increase was primarily attributable to a 38.0% increase in roaming minutes in our markets due to expanded coverage areas and increased usage, offset by a 27.1% decline in our roaming revenue per minute-of-use.

      For the three months ended September 30, 2002, our equipment and other revenue increased $0.5 million, or 26.9% to $2.1 million from $1.6 million for the three months ended September 30, 2001. This increase was the result of increased revenue from management services provided to other wireless carriers and an increase in gross subscriber additions for the three months ended September 30, 2002 compared to the same period in 2001.

      Cost of service. For the three months ended September 30, 2002, our total cost of service decreased $0.5 million, or 4.0%, to $11.3 million from $11.8 million for the comparable period in 2001. During the third quarter 2002, roaming costs accounted for approximately 45% of our total cost of service. These roaming costs decreased by $1.0 million for the three months ended September 30, 2002, compared to the same period in 2001. This decrease resulted from a 29% decline in rates charged by third-party wireless providers, resulting from new lower rate agreements, offset by an 18% increase in the minutes used by our subscribers on those providers’ networks. In addition to the roaming costs, the remaining portions of our total cost of service are the costs related to operating our wireless network. These costs increased in total by $0.5 million, as a result of an increase in wholesale toll charges of approximately $0.6 million and an approximate $0.2 million increase in rent related to our cell sites, offset by a decrease of approximately $0.3 million from reduced repairs and maintenance costs related to our cell sites. Network costs have increased due to increased minutes-of-use on our networks.

      Cost of equipment. For the three months ended September 30, 2002, our cost of equipment decreased $0.3 million, or 5.3%, to $5.0 million from $5.3 million for the three months ended September 30, 2001, primarily as a result of decreases in the number of phones sold due to the slow-down in the migration of subscribers from analog to digital service. We migrated 1,800 subscribers from analog to digital during the three months ended September 30, 2002, compared to 10,500 subscribers for the same period in 2001.

      Marketing and selling costs. For the three months ended September 30, 2002, our marketing and selling costs increased $0.2 million or 3.1% to $6.5 million from $6.3 million for the three months ended September 30, 2001. This increase was the result of an increase in gross subscriber additions, which totaled

22,000 for the three months ended September 30, 2002 compared to gross subscriber additions of 20,800 for the three months ended September 30, 2001.

      General and administrative costs. For the three months ended September 30, 2002, our general and administrative costs increased by $0.3 million, or 4.9%, to $7.3 million from $7.0 million for the three months ended September 30, 2001. Our overall monthly general and administrative costs per average subscriber decreased to $8 for the three months ended September 30, 2002 compared to $9 for the three months ended September 30, 2001. This decrease in general and administrative costs per subscriber was primarily from continued efficiencies gained from centralized administrative functions with our parent, Dobson Communications, and increased economies of scale.

      Depreciation and amortization expense. For the three months ended September 30, 2002, our depreciation and amortization expense decreased $11.9 million, or 62.0%, to $7.2 million from $19.1 million for the comparable period in 2001. This decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule, we treat our wireless license acquisition costs as indefinite life intangible assets. For the three months ended September 30, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $12.0 million.

      Interest expense. For the three months ended September 30, 2002, our interest expense decreased $2.0 million, or 14.7%, to $11.4 million from $13.4 million for the three months ended September 30, 2001. This decrease is a result of lower variable interest rates and the reduction of the outstanding balance on our revolving credit facility.

      Net income (loss). For the three months ended September 30, 2002, our net income was $3.5 million compared to net loss of $7.5 million for the three months ended September 30, 2001. This increase in income was primarily a result of decreases in depreciation and amortization expense and interest expense, as described above.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Operating revenues. For the nine months ended September 30, 2002, our total operating revenue increased $12.1 million, or 8.7%, to $151.1 million from $139.0 million for the comparable period in 2001.

      The following table sets forth the components of our revenue for the periods indicated:

	Nine Months Ended
	September 30,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Operating revenue:
Service revenue	$110,291	73.0%	$99,844	71.8%
Roaming revenue	36,031	23.9%	33,909	24.4%
Equipment and other revenue	4,747	3.1%	5,264	3.8%

Total	$151,069	100.0%	$139,017	100.0%

      For the nine months ended September 30, 2002, our service revenue increased $10.5 million, or 10.5%, to $110.3 million from $99.8 million for the nine months ended September 30, 2001. This increase was attributable to increased market penetration and subscriber usage. Our subscriber base increased 13% to 312,900 at September 30, 2002 from 277,000 at September 30, 2001. Our average monthly service revenue per subscriber decreased to $41 for the nine months ended September 30, 2002 compared to $42 for the nine months ended September 30, 2001, as a result of increased competition and market pressure. On September 30, 2002, 87.6% of our subscriber base was on digital rate plans compared to 72.2% at September 30, 2001. Our digital subscribers tend to use more minutes in a larger home area than our analog subscribers.

      For the nine months ended September 30, 2002, our roaming revenue increased $2.1 million, or 6.3%, to $36.0 million from $33.9 million for the nine months ended September 30, 2001. This increase was primarily attributable to a 41.6% increase in roaming minutes in our markets due to expanded coverage areas and increased usage, offset by a 24.9% decline in our roaming revenue per minute-of-use.

      For the nine months ended September 30, 2002, our equipment and other revenue decreased $0.6 million, or 9.8%, to $4.7 million from $5.3 million for the nine months ended September 30, 2001 despite the fact that our total gross subscriber additions have continued to increase. The decline in revenue is due to the slow-down in the migration of existing subscribers from analog to digital service.

      Cost of service. For the nine months ended September 30, 2002, our total cost of service increased $1.3 million, or 4.2%, to $33.8 million from $32.5 million for the comparable period in 2001. During the nine months ended September 30, 2002, roaming costs accounted for approximately 47% of our total cost of service. These roaming costs decreased by $0.9 million for the nine months ended September 30, 2002, compared to the same period in 2001. This resulted from a 21% decline in rates charged by third-party wireless providers, resulting from new lower rate agreements, offset by a 20% increase in the minutes used by our subscribers on those providers’ networks. In addition to the roaming costs, the remaining portions of our total cost of service are the costs related to operating our wireless network. These costs increased in total by $2.2 million, as a result of an increase in network costs such as leased circuits, interconnection charges and wholesale toll charges of approximately $2.0 million, an increase in cost of features totaling approximately $0.3 million, and an approximate $0.6 million increase in rent related to our cell sites, offset by a decrease of approximately $0.7 million from reduced repairs and maintenance costs related to our cell sites. Network costs have increased due to increased minutes-of-use on our networks.

      Cost of equipment. For the nine months ended September 30, 2002, our cost of equipment decreased $2.2 million, or 13.5%, to $13.8 million from $16.0 million for the nine months ended September 30, 2001, primarily as a result of decreases in the number of phones sold due to the slow-down in the migration of subscribers from analog to digital service. We migrated 9,100 subscribers from analog to digital during the nine months ended September 30, 2002, compared to 28,200 subscribers for the same period in 2001.

      Marketing and selling costs. For the nine months ended September 30, 2002, our marketing and selling costs increased $0.2 million, or 1.1% to $19.0 million from $18.8 million for the comparable period in 2001. This increase was the result of an increase in gross subscriber additions, which totaled 65,900 for the nine months ended September 30, 2002 compared to gross subscriber additions of 63,000 for the nine months ended September 30, 2001.

      General and administrative costs. For the nine months ended September 30, 2002, our general and administrative costs decreased $0.2 million, or 1.1%, to $20.8 million from $21.0 million for the nine months ended September 30, 2001. Our overall monthly general and administrative costs per average subscriber decreased to $8 for the nine months ended September 30, 2002 compared to $9 for the nine months ended September 30, 2001. This decrease in general and administrative costs per subscriber was primarily from continued efficiencies gained from centralized administrative functions with our parent, Dobson Communications, and increased economies of scale.

      Depreciation and amortization expense. For the nine months ended September 30, 2002, our depreciation and amortization expense decreased $35.5 million, or 62.9%, to $21.0 million from $56.5 million for the comparable period in 2001. This decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets”, which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule, we treat our wireless license acquisition costs as indefinite life intangible assets. For the nine months ended September 30, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was approximately $35.9 million.

      Interest expense. For the nine months ended September 30, 2002, our interest expense decreased $10.2 million, or 23.1%, to $33.9 million from $44.1 million for the nine months ended September 30, 2001. This decrease is a result of lower variable interest rates and the reduction of the outstanding balance on our revolving credit facility.

      Cumulative effect of change in accounting principle. For the nine months ended September 30, 2002, we recognized an impairment on our wireless license acquisition costs of approximately $137.8 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets.”

      Net loss. For the nine months ended September 30, 2002, our net loss was $132.5 million. Our net loss increased $102.2 million, or 337.0%, from $30.3 million for the nine months ended September 30, 2001. This increase in net loss was primarily a result of our impairment recognized with the implementation of SFAS No. 142, offset by decreases in depreciation and amortization expense and interest expense, as described above.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, capital contributions from our parent, bank debt and the sale of debt securities.

      At September 30, 2002, we had a working capital deficit of $17.0 million (a ratio of current assets to current liabilities of 0.7:1) and an unrestricted cash balance of $3.9 million, which compares to working capital deficit of $5.9 million (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $4.3 million at December 31, 2001.

      Our net cash provided by operating activities totaled $33.7 million for the nine months ended September 30, 2002 compared to $11.9 million for the nine months ended September 30, 2001. The increase is primarily due to the increase in our operating income and decreased interest expense.

      Our net cash used in investing activities totaled $18.8 million for the nine months ended September 30, 2002 compared to $29.2 million for the nine months ended September 30, 2001. The decrease of $10.4 million related primarily to an increase in capital expenditures offset by a decrease in payable-affiliates. Capital expenditures for the nine months ended September 30, 2002 were $17.2 million compared to $19.9 million for the nine months ended September 30, 2001.

      Net cash used in financing activities was $15.3 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $11.0 million for the nine months ended September 30, 2001. Financing activity uses for the nine months ended September 30, 2002 consisted primarily of repayments of long-term debt of $27.7 million offset by proceeds from long-term debt of $12.5 million. Financing activity sources for the nine months ended September 30, 2001, consisted primarily of proceeds from long-term debt of $58.5 million, capital contributions from our parent company, Dobson Communications, of $32.0 million and maturity of restricted investments of $14.3 million, which were offset by repayments of long-term debt totaling $93.7 million.

      Our capital expenditures were $17.2 million for the nine months ended September 30, 2002. We have budgeted approximately $18.0 to $20.0 million for capital expenditures in 2002. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Through our wholly-owned subsidiary, Sygnet Wireless, Inc., we have credit facilities, for an aggregate of $319.7 million, consisting of a $34.8 million revolving credit facility and $284.9 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 4.4% and 10.5% since inception. As of September 30, 2002, the only amounts outstanding were our term loan facilities totaling $284.9 million, thus we had $34.8 million of availability under our revolver. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and the assets of our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of September 30, 2002, we were in compliance with the required financial ratios. In addition, our ability to borrow under our credit facility is limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates. During the nine months ended September 30, 2002, our total scheduled principal payments were approximately $10.7 million under this facility. During the remainder of 2002, we will be required to make additional scheduled principal payments totaling $3.6 million. In addition, during 2003, we will be required to make additional scheduled principal payments totaling $28.3 million.

      As of September 30, 2002, we had outstanding $200.0 million principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008. On September 30, 2002, our parent, Dobson Communications, purchased $11.5 million principal amount of our outstanding senior notes for approximately $8.9 million.

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $280 million as of September 30, 2002. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. These loans will mature on March 31, 2003, unless extended. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes. Upon a change of control, we would be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. There can be no assurance that we would have the funds necessary to complete the repurchase. If we failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under the credit facility of Dobson Operating Company, a subsidiary of Dobson Communications. An event of default under the Dobson Operating Company credit facility would result in an event of default under our credit facility, potentially resulting in the acceleration of all outstanding indebtedness under our credit facility.

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

Effect of New Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets are classified as “Wireless license acquisition costs,” which represents the costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of our wireless license acquisition costs and now test for impairment of our wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of the wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life. During the three and nine months ended September 30, 2001, we recorded approximately $7.4 million and $22.2 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Without this amortization, our net loss applicable to common stockholder would have been $0.1 million and $8.1 million for the three and nine months ended September 30, 2001.

      Through December 31, 2001, our accounting policy for impairment of long-lived assets was based on the provisions of SFAS No. 121. In accordance with SFAS No. 121, our policy was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. In accordance with SFAS No. 121, our definite life assets will continue to be amortized over their estimated useful lives and are subject to SFAS No. 121 impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142, we first performed a comparison of the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cashflows. Based on the comparison, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. As a result, we recorded a charge in the first quarter of 2002, net of income tax benefit, of approximately $137.8 million to reflect the write-down of our wireless license acquisition costs to their fair value.

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

      At September 30, 2002, we had long-term debt outstanding of $484.9 million, of which, $284.9 million bears interest at floating rates. These rates averaged 5.0% for the nine months ended September 30, 2002. One percentage point of an interest rate adjustment would change our interest expense on an annual basis by approximately $2.8 million.

Item 4.     Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

      See Item 1, Part 3. of our Form 10-K for the fiscal year ended December 31, 2001.

Item 2.     Changes in Securities and Use of Proceeds

      Not applicable

Item 3.     Defaults Upon Senior Securities

      Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.     Other Information

      Not applicable

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit			Method
Numbers		Description	of Filing

3.1		Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2		Registrant’s Amended Bylaws.	(2)[3.2]
4.1		Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee	(1)[4.1]
4.2		Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3		Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4		Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
4	.4.1	First Amendment to Credit Agreement dated February 9, 1999.	(4)
4	.4.2	Second Amendment to Credit Agreement dated March 19, 1999.	(4)
4	.4.3	Third Amendment to Credit Agreement dated May 28, 1999.	(4)
4	.4.4	Fourth Amendment to Credit Agreement dated July 28, 2000.	(4)
4	.4.5	Fifth Amendment to Credit Agreement dated August 11, 2000.	(4)
10	.1.1	Cellular One License Agreement effective December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3]
10	.1.2	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]

Exhibit			Method
Numbers		Description	of Filing

10	.1.3	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10	.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10	.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10	.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6]
10	.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA).	(3)[10.1.7]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herein.

      (b) Reports on Form 8-K

      Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

Date: November 14, 2002	/s/ EVERETT R. DOBSON ----------------------------------------------------- Everett R. Dobson Chairman of the Board and Chief Executive Officer

Date: November 14, 2002	/s/ BRUCE R. KNOOIHUIZEN ----------------------------------------------------- Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS FOR FORM 10-Q

      I, Everett R. Dobson, Chairman of the Board and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dobson/ Sygnet Communications Company (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

DOBSON/ SYGNET COMMUNICATIONS COMPANY

Date: November 14, 2002	By: /s/ EVERETT R. DOBSON Everett R. Dobson Chairman of the Board and Chief Executive Officer

CERTIFICATIONS FOR FORM 10-Q

      I, Bruce R. Knooihuizen, Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dobson/ Sygnet Communications Company (the “registrant”);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

DOBSON/ SYGNET COMMUNICATIONS COMPANY

Date: November 14, 2002	By: /s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit			Method
Numbers		Description	of Filing

3.1		Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2		Registrant’s Amended Bylaws.	(2)[3.2]
4.1		Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee	(1)[4.1]
4.2		Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3		Pledge Agreement dated December 23, 1998 between Registrant, as Pledgor, and NationsBanc Montgomery Securities LLC, Lehman Brothers, Inc., First Union Capital Markets, a division of Wheat First Securities, Inc. and TD Securities (USA) Inc., as Initial Purchasers, and United States Trust Company of New York, as Trustee.	(2)[4.3]
4.4		Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
4	.4.1	First Amendment to Credit Agreement dated February 9, 1999.	(4)
4	.4.2	Second Amendment to Credit Agreement dated March 19, 1999.	(4)
4	.4.3	Third Amendment to Credit Agreement dated May 28, 1999.	(4)
4	.4.4	Fourth Amendment to Credit Agreement dated July 28, 2000.	(4)
4	.4.5	Fifth Amendment to Credit Agreement dated August 11, 2000.	(4)
10	.1.1	Cellular One License Agreement effective December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3]
10	.1.2	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10	.1.3	Cellular One License Agreement, effective as of December 23, 1998, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10	.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10	.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10	.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6]
10	.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA).	(3)[10.1.7]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed herein.