Form 10-K
period 2002-12-31
DOBSON SYGNET COMMUNICATIONS CO
filed 2003-03-31
CIK 1076761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

     The registrant is not subject to filing requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, but files reports required by those sections pursuant to contractual obligations.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of March 14, 2002, there were 100 shares of the registrant’s $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

     Documents incorporated by reference: None

DOBSON/ SYGNET COMMUNICATIONS COMPANY

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

Item
Number		Page

PART I

1	Business	3
2	Properties	16
3	Legal Proceedings	16
4	Submission of Matters to a Vote of Security Holders	16
PART II

5	Market for Registrant’s Common Equity and Related Stockholder Matters	17
6	Selected Financial Data of Dobson/ Sygnet	17
7	Management’s Discussion And Analysis of Financial Condition and Results of Operations	17
7A	Quantitative and Qualitative Disclosure About Market Risk	27
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46
PART III

10	Directors and Executive Officers of the Registrant	46
11	Executive Composition	46
12	Security Ownership of Certain Beneficial Owners and Management	46
13	Certain Relationships and Related Transactions	46
14	Controls and Procedures	46
PART IV

15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	47

PART I

Item 1.	Business

Overview

      We are a wholly owned subsidiary of Dobson Communications Corporation. On December 23, 1998, we acquired Sygnet Wireless, Inc. and its wholly-owned subsidiary, Sygnet Communications, Inc. Sygnet is our predecessor company and its operations currently are our only business. We own and operate rural and suburban wireless telephone systems serving a single large cluster of properties that includes a population of 2.4 million, with approximately 323,500 subscribers and a 13.7% market penetration in northeastern Ohio, western Pennsylvania and western New York. The cluster includes Youngstown, Ohio, Erie, Pennsylvania, and suburban and rural areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. We offer digital voice and digital feature services to all of our covered population through our existing Time Division Multiple Access, or TDMA, digital network. We are currently in the process of updating to the Global System for Mobile Communications, or GSM, and General Packet Radio Service, or GPRS, digital network which will enable us to offer enhanced data services. For the year ended December 31, 2002, we had total revenue of $202.8 million and a net loss applicable to common stockholder of $129.8 million. At December 31, 2002, we had $485.4 million of indebtedness and a stockholder’s deficit of $21.6 million.

      We believe that owning and operating a mix of rural and suburban wireless systems provides us with strong growth opportunities because we believe these systems currently have lower penetration rates, higher subscriber growth rates, less competition for subscribers than wireless systems located in larger metropolitan areas and a higher proportion of roaming revenue. These systems are often adjacent to major metropolitan areas, which include a high concentration of expressway corridors and roaming activity.

      We have established and maintained a strong and visible local presence in our market areas. Our existing local management has day-to-day operating authority, with the flexibility to respond to individual market requirements and to foster a strong sense of customer service and community spirit. However, certain functions such as control of pricing, customer service and marketing, systems design, engineering, purchasing, financial and administrative functions and billing, are directed by Dobson Communications to gain efficiencies.

      The principal stockholder of Dobson Communications, Dobson CC Limited Partnership, or DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements had an aggregate principal amount outstanding of approximately $307.8 million as of December 31, 2002, including fees and interest. To secure their obligations under these credit agreements, DCCLP and its affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes. Upon a change of control, we would be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. As of December 31, 2002, we did not have the funds necessary or available facilities to complete the repurchase. If we failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under our credit facility, potentially resulting in the acceleration of all outstanding indebtedness under our credit facility. These factors raise substantial doubt about our ability to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of Dobson Communications’ common stock, so that DCCLP would retain a controlling interest in Dobson Communications and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which Dobson Communications and its subsidiaries are parties in the event of subsequent default by DCCLP under the restructured loan. The agreement in principle is not binding to either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to April 21, 2003. We can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

Strategy

      Our strategy is to capitalize on our competitive strengths and further develop and operate rural and suburban wireless systems. We have developed organizational, marketing and operational programs designed to increase the number of subscribers, promote superior customer service, enhance roaming revenue, control operating costs and improve the profitability of our operations.

Competitive Strengths

      Strong Current Market Position. We have significant market share in our wireless markets. We distinguish ourselves from our competition by emphasizing digital technology, customer care and a commitment to the local community. We plan to attract additional subscribers by leveraging our strategic roaming relationships, digital technologies, local sales channels and diverse service offerings, including national, regional and local rate plans.

      Attractive Markets. Our markets have demonstrated positive demographic growth trends, generally have maintained a high population density relative to other rural and suburban markets and generally have fewer competitors than metropolitan markets. Also, our markets are attractive due to their proximity to markets in major metropolitan areas operated by our primary roaming partners. Our markets have a relatively high density of highway and other traffic corridors and strong tourist activity due to seasonal attractions. We believe that in the rural and suburban markets in which we operate, the 850 MHz licenses generally provide the wireless operator with the most cost effective platform for delivering service to the end user.

      Advanced Digital Technology. We continue to increase the capacity and capabilities of our systems to attract additional subscribers, increase the use of our systems by existing subscribers, increase roaming activity and further enhance the overall efficiency of our network. Our primary technology is TDMA. However, we are currently in the process of updating to GSM to enable us to offer additional data capabilities and meet the needs of our roaming partners who have begun utilizing GSM technology.

      Strategic Roaming Relationships. We intend to maintain and expand strategic relationships with operators of wireless systems in major metropolitan statistical areas, or MSAs, near our wireless systems. These relationships include roaming agreements to allow our subscribers and the subscribers of our roaming partners to roam in each other’s network at favorable rates. In addition, we deploy digital technology in our systems areas that is the same as that selected by our roaming partners in the neighboring MSA. We believe these strategic roaming relationships and agreements enable us to maximize our roaming revenue and offer our subscribers larger “home rate” areas. Our two most significant strategic roaming relationships are with AT&T Wireless and Cingular Wireless.

      Localized Management of Distribution Channels. We distribute our products primarily through retail outlets, a direct sales force and independent dealers. Our local management teams have day-to-day operating authority with the flexibility to respond to individual market requirements. Their presence fosters a sense of customer service and community spirit. In addition, we believe that our marketing and customer service functions are more effective when tailored to the local market population.

      Targeted Sales Efforts. We seek to attract subscribers who will generate high monthly revenue and low churn rates. Local management designs marketing programs to target these subscribers and tailors distinctive rate plans to emphasize the quality, value and advantage of our services.

      Superior Customer Service. We support local customer service through retail stores, a direct sales force, and regional customer service call centers that offer 24-hour services. The regional presence of our call centers enhances our knowledge of local markets, which improves our ability to provide customer service, credit and collection and order activation.

      Experienced Management Team. With more than 50 years of telecommunications experience on a combined basis, our senior management team, consisting of Everett R. Dobson, Douglas B. Stephens and Bruce R. Knooihuizen, is extremely knowledgeable and well regarded in the telecommunications industry.

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

      Integration with Dobson Communications. We have fully integrated our operations with Dobson Communications’ existing wireless operations to achieve economies of scale. We believe that these increased efficiencies have come from the centralized control of pricing, billing functions, marketing, engineering, purchasing and financial and administrative functions.

Operations

      The table and discussion below set forth information with respect to our existing wireless markets. Information with respect to populations in our licensed areas are as of December 31, 2002 and is our estimate based upon the Claritas 2000 Bureau of Census results, adjusted to exclude those portions of our rural service areas, or RSAs, and MSAs not covered by our licenses. Information with respect to subscribers is our estimate as of December 31, 2002. We determine market penetration by dividing the total number of subscribers in each of our FCC wireless licensed areas at the end of the period by the estimated total population covered by the applicable wireless license.

Markets and Systems

      We conduct our operations in a single large cluster of properties with a population of 2.4 million and approximately 323,500 subscribers in northeastern Ohio, western Pennsylvania and western New York. The large cluster of properties includes two smaller clusters and two individual markets: the Youngstown cluster, the Erie market, the Pennsylvania cluster, and the New York market.

      The following table sets forth certain data with respect to our wireless markets as of December 31, 2002, and is followed by a description of our wireless markets.

	Total	Total	Market
Markets	Population	Subscribers	Penetration

Erie	280,800
New York	476,200
Pennsylvania	594,200
Youngstown	1,006,500

Total	2,357,700	323,500	13.7%

Erie Market

      Our Erie market is composed of the Erie, Pennsylvania MSA. We initiated cellular operations in the Erie market in September 1995. Our Erie market covers a contiguous area that includes Interstate 90, which connects Buffalo and Cleveland, and Interstate 79, which connects Erie directly to Pittsburgh.

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

Pennsylvania Cluster

      Our Pennsylvania cluster includes Pennsylvania 2 RSA, Pennsylvania 6 RSA and Pennsylvania 7 RSA. Our Pennsylvania cluster covers a contiguous area that includes Interstate 79 and Interstate 80, which link the major population centers in north-central Pennsylvania, including Pittsburgh and Erie. Our Pennsylvania cluster also includes a portion of Route 60, a recently completed toll road, which serves as an expressway to the Pittsburgh International Airport.

Youngstown Cluster

      Our Youngstown cluster includes the Youngstown, Ohio MSA, the Sharon, Pennsylvania MSA, the Pennsylvania 1 RSA and the Ohio 11 RSA. We initiated cellular operations in the Youngstown cluster in 1985. Our Youngstown cluster covers a contiguous area that is located at a midway point between Pittsburgh and Cleveland along the Ohio Turnpike and Interstate 76 and includes Interstate 80, a major transportation access route from the Midwest to New York City.

Services and Features

      We develop and deploy some of the most advanced wireless products and services. From a fully digital network to the introduction of a wireless internet product, we strive to consistently deliver cutting-edge services and technologies to our customer base. We attempt to maximize the choices available to our customers through offering the latest line of hand-held wireless phones from a wide variety of manufacturers. We design our rate plans to fit the specific needs of our customers. We offer no-toll plans, nation-wide plans, and unlimited local calling plans. In addition, we focus on the development of plans that maximize our profit margin. We balance the needs of the customer with our on-going objective to increase profitability. We solidify our commitment to our customer base through the high priority we place on deploying the latest products, services and competitive rate plans.

      The following are key components of our service offerings:

      Wireless Calling. Our primary service offering is wireless telephone service. We offer digital service using TDMA digital standard, and analog service using Advanced Mobile Phone Service, or AMPS, in all of our wireless markets. In addition, we offer various custom-calling features, including voice mail, call forwarding, call waiting, three-way calling, no answer transfer, caller ID, message waiting indicator, sleep mode for longer battery life, voice activated dialing, and mobile originated and mobile terminated short message service.

      Voice Privacy and Call Security. As of December 31, 2002, 90.5% of our subscribers utilize our digital technology. Digital technology is inherently more secure than analog technologies. This security provides increased voice privacy and enhanced fraud protection for our customers.

      Tri-Mode Handsets. Our subscribers use tri-mode, dual-band handsets. These handsets are compatible with analog cellular, digital cellular and digital personal communications service, or PCS, service, allowing our subscribers access to AT&T Wireless’ national footprint, as well as the extensive coverage areas of our other roaming partners, including Cingular Wireless.

Marketing

      The following are key components of our marketing strategy:

      Branding. We offer wireless service under the CELLULAR ONE® trademark. We believe the national support offered by the Cellular One Group has enhanced our advertising exposure. We also believe that we have obtained significant marketing benefits from the high name recognition associated with this widely used service mark.

      We use the CELLULAR ONE® trademark to identify and promote our wireless service pursuant to licensing agreements with Cellular One Group. We pay licensing and advertising fees based upon the population of the licensed areas. Our licensing agreements with the Cellular One Group are for five-year terms expiring on various dates. We may renew these agreements, subject to satisfaction of certain operating standards, for one to three additional five-year terms. From time to time, we may consider alternative brand name strategies and service marks.

      Advertising. Our advertising strategy is focused on establishing a strong local presence in each of our markets. We direct our media efforts at the market level by advertising in local publications and sponsoring local and regional events. We also use mass media outlets such as television, radio, newspaper, magazine and outdoor advertising, as well as direct marketing, to augment our efforts at the community level.

      We focus our marketing program on attracting subscribers who we believe are likely to generate high monthly revenue and low churn rates. We undertake extensive market research to identify and design marketing programs to attract these subscribers and tailor distinctive rate plans and roaming rates to emphasize the quality, value and the advantage of our wireless service. We have established marketing alliances with neighboring wireless systems to create larger home rate areas in order to increase roaming revenue and to attract new subscribers. We market our service offerings primarily through our direct sales force and company-owned retail stores. We also use a network of dealers, such as electronics stores, car dealerships and department stores. In addition to these traditional channels, our marketing team continuously evaluates other, less traditional, methods of distributing our services and products, such as targeted telemarketing and direct mail programs.

      Segmented Rate Plans. We offer our subscribers a diverse array of rate plans, so that each subscriber can choose the plan that best fits that subscriber’s expected calling needs. Our offerings include our Clear Across AmericaTM national rate plans, which uses the networks of Dobson Communications, and those of AT&T Wireless and Cingular Wireless, plus regional and local rate plans at a variety of pricing tiers. The majority of our new digital subscribers are on our local rate plans, which generally include only areas covered by our network as the “home” area. Our rate plans generally combine a fixed monthly access charge, a designated number of minutes-of-use, per minute usage charges for minutes in excess of the included amount and additional charges for certain custom-calling features. Most of our plans include some features such as voice mail, caller ID, call forwarding and call waiting. These plans offer value to the customer while enhancing airtime usage and revenue. Local management conducts market research to identify and design rate plans to emphasize the quality, value and advantage of our wireless communications services

Sales and Distribution

      We primarily sell and distribute our wireless services, phones and accessories through three distribution channels; retail stores, direct sales and independent dealers. For the year ended December 31, 2002, 60% of our gross subscriber additions were added through our retail stores, while our direct sales force was responsible for 13% and our independent dealers added 27%.

      As of December 31, 2002, we had approximately 50 retail stores and outlets. Most of our retail stores are fully equipped to handle customer service. Some of these stores are also authorized warranty repair centers. Our stores provide customer-friendly retail environments, including extended hours, a large selection of products and services, a well trained sales staff and convenient locations, which are designed to make the sales process quick and easy for the subscriber.

      We train and compensate our sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. We believe that our direct sales force is able to select and screen new subscribers and select pricing plans that realistically match subscriber needs. As a result, we believe that our direct sales force reduces our marketing costs because our subscriber retention rate is higher than when we use independent dealers. As of December 31, 2002, we had approximately 35 direct sales representatives.

      As of December 31, 2002, we had approximately 50 independent dealers, or agents. These independent dealers allow us a third distribution channel by offering our services and equipment through retail outlets, such as car dealerships, electronics stores, paging service companies and independent contractors.

      We believe that our after-sale telemarketing program, which includes courtesy calls to our new customers and is conducted by our sales force and customer service personnel, helps to reduce our churn rates. This program enhances customer loyalty and allows our sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

Customer Service

      Customer service is an essential element of our marketing and operating philosophies. We attract new subscribers and retain existing subscribers by providing high-quality customer service. Our customers benefit from a local staff, including a market manager, customer service field representatives, technical and engineering staff, sales representatives and installation and repair facilities. Local offices and installation and repair facilities allow us to better serve our customers, schedule installations and make repairs. Through the use of sophisticated, centralized monitoring equipment, we are able to centrally monitor the technical performance of our wireless service areas.

      In addition, our customers are able to report wireless telephone service or account problems 24-hours a day to our customer service centers on a toll-free access number with no airtime charge. We believe that our emphasis on customer service affords us a competitive advantage over our larger competitors. We frequently contact our subscribers in order to evaluate and measure, on an ongoing basis, the quality and competitiveness of our services.

Roaming

      Roaming is an important service component for our business. Accordingly, where possible, we attempt to arrange roaming agreements that allow our customers to roam at competitive prices. We believe this increases usage on all wireless systems, including our own. We operate many systems that are adjacent to major metropolitan areas and include a high concentration of expressway corridors. These systems tend to have a significant amount of roaming activity.

      Our most significant roaming partner is AT&T Wireless. For the year ended December 31, 2002, AT&T Wireless’ customers accounted for approximately 70% of our roaming revenue, or approximately 17% of our total operating revenue. Under our AT&T Wireless roaming agreement, AT&T Wireless and we charge each other favorable roaming rates for each of our respective markets. These rates will decrease over time. Our roaming agreement with AT&T Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires in June 2007 and excludes GSM/GPRS usage.

      Another significant roaming partner is Cingular Wireless. For the year ended December 31, 2002, Cingular’s customers accounted for approximately 22% of our roaming revenue, or approximately 5% of our total operating revenue. Under our Cingular Wireless roaming agreement, Cingular Wireless and we charge each other favorable roaming rates for usage of both TDMA and GSM in our respective markets. These rates will decrease over time. Our roaming agreement with Cingular Wireless requires that we maintain and provide certain call features and related services to roaming customers, such as call waiting, call forwarding, three-way calling, caller ID and voice mail. This roaming agreement may be terminated or suspended by either party if the FCC revokes a license covering a material portion of either party’s markets, or if either party fails to control subscriber fraud, fails to adhere to system technical requirements and upgrades or breaches any of the material terms of the roaming agreement. The roaming agreement expires in December 2011.

      We are included in the North America Cellular Network, or NACN, which is the largest wireless telephone network system in the world linking wireless operators throughout the United States and Canada and enabling customers to use their wireless phones to place and receive calls in these areas as easily as they do in their home areas. Through this network, customers are able to receive calls automatically without the use of complicated roaming codes as they roam in more than 5,000 cities and towns in the United States and Canada. In addition, the NACN enables special services such as call forwarding and call waiting to automatically follow subscribers as they travel.

Billing System

      Through December 2002, Verisign Telecommunications Services, or VTS, provided exclusive billing functions for all of our wireless operations. In November 2002, we signed a five year contract with Convergys Corporation for use of their billing and customer care systems under a service bureau arrangement. Beginning after June 2003, we will replace the VTS systems with the Convergys Atlys® billing and customer care systems operating in a Convergys data center to support wireless voice and data services as well as emerging technology offerings. Consistent with the billing services previously offered by VTS, Convergys will provide billing for all our subscribers across all regions. Convergys will also handle all the administration and maintenance of the Atlys® application and the associated infrastructure. Convergys and their partners will be responsible for the processing and printing of all customer invoices.

Network Operations

      Network Communications Equipment. Our network communications equipment is provided by a variety of leading network suppliers, including Nortel Networks. We often aggregate our orders for network equipment with those of Dobson Cellular Systems, another operating subsidiary of Dobson Communications, to obtain additional equipment discounts.

      Connection Agreements. Our wireless network connects to the public switched telephone network system through local exchange carriers. We have interconnection agreements with BellSouth, SBC (Ameritech, Southwestern Bell), Verizon (Bell Atlantic, GTE), Sprint, and Qwest (U S West) and other local exchange carriers within our markets. The expiration dates of these agreements vary from one to three years. Upon expiration, the agreements automatically renew for six months to one year and can terminate with mutual written consent by either party.

      Long Distance Connection. We have executed a wholesale long distance agreement with AT&T Corp. to provide long distance services for the next three years with the ability to lower cost with increased growth.

      Network Operations. Our network operations are monitored by regional network personnel, who provide monitoring on a real-time basis for items including alarm monitoring, power outages, tower lighting problems and traffic patterns.

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

      We expect our network expansion to enable us to continue to add and retain subscribers, enhance subscriber use of the systems, increase roaming traffic due to the large geographic area covered by our network and further enhance the overall efficiency of our systems. We believe that the increased wireless coverage and capacity will continue to have a positive impact on our market penetration and subscriber usage.

      Digital Technology. Our TDMA digital technology divides each channel into three voice circuits providing service to three simultaneous users instead of using the same spectrum for one analog voice circuit. Our digital services include digital voice circuits, short messaging services, message waiting indicator, increased battery life and caller ID services.

      We intend to upgrade our system to support GSM/GPRS. With this data network we expect to be able to offer 40Kb to 60Kb individual data speeds to subscribers and roamers. We plan to complete our first phase of GSM/GPRS overlay by the end of 2003. GSM/GPRS is the technology choice of both AT&T Wireless and Cingular Wireless.

Competition

      The telecommunications industry is experiencing significant technological changes, as evidenced by the increasing pace of improvements in the capacity and quality of digital technology, shorter cycles for new products and enhancements and changes in consumer preferences and expectations. Accordingly, we expect competition in the wireless telecommunications industry to be dynamic and intense as a result of competitors and the development of new technologies, products and services. Many of our competitors have been operating for a number of years, operate nationwide systems, currently serve a substantial subscriber base and have significantly greater financial, personnel, technical, marketing, sales and distribution resources than we do. Some competitors have begun to market enhanced data services, such as single carrier radio transmission technology, or 1XRTT, and GPRS. We are in the process of upgrading our networks to GSM/GPRS.

      We compete primarily against one other facilities-based cellular carrier (a carrier having company owned stores) in each of our wireless markets. We also compete with PCS carriers and enhanced specialized mobile radio, or ESMR, carriers. Our principal competitors are ALLTEL, Cingular Wireless, Nextel, Sprint PCS, T-Mobile and Verizon Wireless. We compete for customers based principally upon price, the services and enhancements offered, the quality of our wireless system, customer service, system coverage and capacity. This competition may increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better-capitalized more experienced wireless operators that may be able to offer consumers certain network advantages.

      In January 2003, AT&T Wireless announced its intentions to build and deploy new GSM/GPRS wireless services, at 1900 MHz, in several states throughout the U.S. If deployment occurs, it could increase competition and impact our roaming revenues in certain areas of our markets in New York, Ohio and Pennsylvania. The roaming revenue impact would be partly dependent on AT&T’s success in migrating their customers from TDMA to GSM/GPRS devices. We are in current discussions with AT&T Wireless to consider options, which could potentially minimize the impact of its GSM/GPRS deployment in our markets. In addition, we continue to believe that this competitive issue will be mitigated by the greater efficiency we would realize by building and operating 850 MHz wireless technology in our rural markets, especially as we overlay our TDMA network with GSM/GPRS capabilities in the next several years and by the higher priority for capital expenditures to be invested by the national wireless providers in their key metropolitan markets over the next several years.

      The FCC has created potential sources of new competition by auctioning additional PCS licenses, as well as licenses for wireless communications services, local multipoint distribution service, 39 GHz service and 220 to 222 MHz service. Further, the FCC has announced plans to auction licenses in the 4.9 GHz, 24 GHz and 700 MHz bands that may be usable for mobile services. The FCC has also recently allocated an additional 90 MHz of spectrum (in the 1.7 GHz and 2.1 GHz bands) for advanced wireless services, and is in the process of adopting service and auction rules for these bands. The FCC has also initiated a number of rule making proceedings to allocate additional spectrum to wireless use, much of which can be licensed for commercial wireless purposes. In the future, we may also compete more directly with traditional landline telephone service providers.

      We also face, to a lesser extent, competition from mobile satellite service, or MSS, providers, as well as from resellers of these services and wireless service. The FCC recently granted MSS providers the flexibility to deploy an ancillary terrestrial component to their satellite services. This added flexibility may enhance MSS providers’ ability to offer more competitive mobile services.

      Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of the competitive services offered by operators using these other technologies, future competition from these operators could be intense.

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

      The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the FCC licenses two cellular systems operating on different 25 MHz frequency blocks designated as Block A and Block B. Apart from the different frequency blocks, there is no technical difference between the two cellular systems and the operational requirements imposed on each by the FCC are the same. Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the cellular geographic service area. The cellular geographic service area may conform exactly to the boundaries of the FCC designated MSA or RSA, or it may be smaller if a licensee has chosen not to provide services to certain areas. A cellular licensee has the exclusive right to expand its cellular geographic service area boundaries within the licensee’s MSA or RSA for a period of five years after grant of the licensee’s initial construction permit. At the end of this five-year build-out period, however, other entities may apply to serve portions of the MSA or RSA in areas outside the licensee’s then designated cellular geographic service area. The five year build-out period has expired for all of the licenses we currently hold and the FCC has granted several “unserved area” applications filed by us and by other parties for the MSAs and RSAs in which we are the licensee.

      The FCC has in the past restricted an entity’s ability to own interests in both cellular frequency blocks in a market (the so-called cellular cross interest rule) and further restricted the amount of commercial mobile radio service, or CMRS, spectrum in which an entity may hold an attributable interest (the so-called spectrum cap rule). On November 8, 2001, the FCC adopted a Report and Order in which it (1) repealed the cellular cross interest restriction as applied to ownership interests in MSAs, but retained the rule as applied to ownership interests in RSAs; and (2) increased the amount of attributable CMRS spectrum that may be held to 55 MHz throughout all MSAs and RSAs. We have joined with three other carriers to request reconsideration of the FCC’s decision to retain the cellular cross interest restriction with respect to ownership interests in RSAs, as we believe the record does not provide any support for distinguishing unfairly between interests in RSAs and similar interests in MSAs. We have made several other filings on this issue, but we cannot predict when or if the FCC will act on our petitions.

      Also pursuant to that Report and Order, as of January 1, 2003, the FCC has eliminated the CMRS spectrum cap rule and now engages in a case-by-case review of transactions that would raise concerns similar to those that the spectrum cap was designed to address. By eliminating a hard cap in favor of the more flexible analysis, we believe the changes adopted by the FCC in the November 8, 2001 Report and Order could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators.

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

      The Commission recently adopted a Report and Order that removed or significantly reduced the impact of many outdated cellular rules, eliminated a number of technical requirements and granted additional technical and operational flexibility. Among the changes is a phase out over a five-year period of the requirement that all cellular carriers provide analog service throughout their territory. These new rule changes became effective on February 18, 2003, and should enable us to operate more efficiently and to utilize our licensed spectrum more effectively in providing services that meet our customers’ requirements.

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

      The FCC also regulates a number of other aspects of the cellular business. Federal legislation enacted in 1993 requires the FCC to reduce the disparities in the regulatory treatment of similar mobile services, such as cellular services, PCS and ESMR services. Under this regulatory structure, all of our cellular licenses are classified as CMRS. As a CMRS provider, the FCC regulates us as a common carrier. The FCC, however, has exempted cellular offerings from some typical common carrier regulations, such as tariff and interstate certification filings, thereby allowing us to respond more quickly to our competition in the marketplace, and preempted state rate and entry regulation.

      The FCC has also adopted requirements for cellular and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate callers using wireless services, including callers using special devices for the hearing impaired. Our obligations to implement these services occur in stages, and on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. In June 2002, the FCC extended the deadlines for meeting certain of these 911 requirements—the “Phase II” capabilities whereby emergency service providers receive the 911 caller’s geographic location—to March 1, 2003, at the earliest (the actual date for implementing this capability in any given locale will be based on its readiness to participate in E-911 services). We are currently constructing facilities to implement these capabilities in several markets, although we cannot state at this time whether we will be able to meet all of the requirements imposed by the FCC, whether some additional relief from these regulations will be required, or whether the FCC would grant such relief if we request to do so. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. The FCC in 1999 amended its rules to eliminate a requirement that carriers be compensated for enhanced 911 costs and expand the circumstances under which wireless carriers may be required to offer E-911 services. Federal legislation enacted in 1999 may limit our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

      Under certain circumstances, federal law also requires cellular carriers to provide law enforcement agencies with capacity to support lawful wiretaps and technical capabilities for wiretaps. We have obtained an interim waiver of these requirements through November 19, 2003 for packet-mode services and for certain capabilities associated with voice services. Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. Maintaining compliance with these wireless 911 and law enforcement wiretap requirements may create additional capital obligations for us to make necessary system upgrades.

      The FCC permits cellular, broadband PCS, paging and ESMR licensees to offer fixed services on a co-primary basis along with mobile services. This rule may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide local telephone service by cellular licensees, as well as broadband PCS and ESMR licensees, although the extent of lawful state regulation of such “wireless local loop” service is undetermined.

      Wireless carriers may also be designated as “Eligible Telecommunications Carriers” and may receive universal service support for providing service to consumers that use wireless service in high cost areas as their only phone service, as well as to consumers in these areas who also maintain wireline service. We are currently contemplating whether and where to apply for this designation in the various jurisdictions in which we provide wireless services to qualifying high cost areas.

      The FCC has also adopted “number pooling” rules that affect the way that telephone numbers generally are allocated in order to make a more efficient allotment of the dwindling numbers available. Number pooling is only mandatory at this point within the wireline rate centers in which we have drawn numbers and which are located in counties that are included in the “Top 100 MSAs” as defined by the FCC’s rules. A number of our markets are partially or wholly contained within the Top 100 MSAs. We have expended capital preparing for number pooling in these markets as well as preparing to support the roaming of pooled numbers into our markets. The FCC also has authorized states to initiate limited numbering administration to supplement federal requirements including a number of states in which we provide service.

      In addition, the FCC has ordered all carriers, including wireless carriers, to adopt a method for providing customers with telephone number portability, i.e., the ability to keep their telephone numbers when they change telecommunications carriers, either wireless to wireless or, in some instances, wireline to wireless, and vice versa. Under the local number portability rules, a CMRS carrier located in one of the Top 100 MSAs that received a request by February 24, 2003, from another carrier to allow end-users to port their telephone numbers, must be capable of doing so by November 24, 2003. Outside of the Top 100 MSAs, CMRS carriers that receive a request to allow end users to port their telephone numbers must be capable of doing so within six months after receiving the request or within six months of November 24, 2003, whichever is later. In addition, all CMRS carriers have been required since November 24, 2002 to support roaming nationwide for customers with ported or pooled numbers. These number portability requirements are likely to result in added capital expenditures for us to make necessary system changes. We have intervened in support of a pending appeal of these requirements filed by the wireless industry with the United States Court of Appeals for the District of Columbia Circuit. We are not able at this time to predict whether the court will enjoin or remove these requirements or whether the FCC will otherwise act to delay their implementation.

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

      The FCC may deny applications for FCC authority, and in extreme cases revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in which we hold a controlling interest or us that would warrant such a finding by the FCC.

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

      The Telecommunications Act of 1996, which made significant changes to the Communications Act, requires state public utilities commissions and/or the FCC to implement policies that mandate local exchange carriers to pay reciprocal compensation for the exchange of traffic with other carriers, including CMRS carriers such as us, at rates more closely related to cost. In a rulemaking proceeding pertaining to interconnection between local exchange carriers and CMRS providers such as us, the FCC concluded that local exchange carriers are required to compensate CMRS providers for the reasonable costs incurred by these providers in terminating traffic that originates on local exchange carrier facilities, and vice versa. The FCC is currently considering changes to local exchange carrier-CMRS interconnection and other so-called “intercarrier compensation” schemes, and the outcome of the proceeding may affect the manner in which CMRS carriers are charged or compensated for such traffic.

      The Telecommunications Act requires, and the FCC has adopted, rules that require interstate communications carriers, including cellular carriers, to “make an equitable and non-discriminatory contribution” to a Universal Service Fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. We have made such payments as the FCC has required. We may also seek to qualify for payments from these federal and state programs in high cost areas where we provide wireless communications services. If such payments are made available to us, they would be an additional source of revenue to us that could be used to support the service we provide in the high cost areas. The FCC recently initiated a rule making proceeding in which it solicits public comment on ways of reforming both the manner by which it assesses carrier contributions to the Universal Service Fund and the way in which carriers may recover their costs from customers. The FCC also put in place new restrictions on the way carriers recover their contributions from customers, effective April 1, 2003. We are working diligently to comply with these new requirements. They may have an impact on our ability to recover our administrative costs for administering our participation in the program.

      Additionally, the Telecommunications Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the Telecommunications Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the

FCC determines that the public interest so requires. Our customers have access to alternative long distance carriers using toll free numbers.

      The Telecommunications Act also imposes restrictions on a telecommunications carrier’s use of customer proprietary network information without prior customer approval. FCC rules implementing these restrictions have been revised but have limited potential to impose upon us new costs, obligations, or burdens on our current marketing activities.

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

      The FCC has determined that inter-exchange (long distance) service offerings of CMRS providers are subject to rate averaging and rate integration requirements of the Telecommunications Act. Rate averaging requires us to average our intrastate long distance CMRS rates between rural and high cost areas and urban areas. The FCC has delayed implementation of the rate integration requirements with respect to wide area rate plans pending further reconsideration of its rules, and has delayed the requirement that CMRS carriers integrate their rates among CMRS affiliates. Other aspects of the FCC’s rules have been vacated by the United States Court of Appeals for the District of Columbia, and are subject to further consideration by the FCC. There is a pending proceeding in which the FCC will determine how integration requirements apply to CMRS offerings, including single rate plans. To the extent that we offer services subject to these requirements, our pricing flexibility is reduced, and there is no assurance that the FCC will decline to impose these requirements on us and/or across our various CMRS affiliates.

      The overall impact on our business of the regulatory policy changes flowing from the Telecommunications Act will likely remain unresolved for the foreseeable future, as the wireless marketplace continues to absorb its various pro-competitive initiatives. Provisions of the statute relating to interconnection, telephone number portability, universal service, equal access, use of customer proprietary network information and resale could subject the entire wireless industry to additional costs and increased competition, the effects of which cannot currently be determined.

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

Employees

      We have no employees. Our operations are managed entirely by our parent, Dobson Communications.

Item 2.	Properties

      Our headquarters are in Oklahoma City, Oklahoma. We also own office buildings in Youngstown, Ohio and Boardman, Ohio. As of December 31, 2002, our wireless operations leased approximately 50 retail stores and outlets. We will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. We do not expect to encounter any material difficulties in meeting our future needs for any leased space. We collectively owned and leased approximately 270 cell sites as of December 31, 2002.

Item 3.	Legal Proceedings

      Our wholly-owned subsidiary, Sygnet Communications Inc., is currently involved in a pending legal proceeding with the Commonwealth of Pennsylvania. This lawsuit was brought by the Attorney General of Pennsylvania against Sygnet Communications, and alleges that Sygnet Communications violated the Pennsylvania Unfair Trade Practices Act. We have denied any wrongdoing and intend to vigorously defend the claim. Total damages sought are estimated at $5.0 million.

Item 4.	Submission of Matters to a Vote of Security Holders

      Information omitted in accordance with General Instruction I(2)(c).

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established trading market for our common stock. As of March 14, 2003, our parent, Dobson Communications Corporation was the only holder of record for our common stock.

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

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of December 31, 2002, our systems covered a total population of 2.4 million and we had approximately 323,500 subscribers. Our wireless systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The following discussion and analysis is of the historical financial condition and results of operations for us during 2002, 2001 and 2000.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. At December 31, 2002, post-paid subscribers accounted for the largest portion of our subscriber base, at 98.3%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services, however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. At December 31, 2002, the reseller base accounted for 1.4% of our total subscriber base. Our pre-paid subscribers, which at December 31, 2002 accounted for less than 1% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of usage.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The wireless industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes-of-use) was $0.23 for the year ended December 31, 2002, $0.30 for the year ended December 31, 2001 and $0.30 per minute for the year ended December 31, 2000. These declines have generally been offset by increases in average minutes-of-use per subscriber. We believe that the industry trend of increasing minutes-of-use per subscriber will continue to offset declining revenue per minute-of-use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming revenue accounted for 23.8% of our operating revenue for the year ended December 31, 2002, 24.6% of our operating revenue for the year ended December 31, 2001 and 24.6% of our operating revenue for the year ended December 31, 2000. Roaming revenue typically yields slightly higher average per minute rates and higher margins than revenue from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue yields have offered higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition among wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes-of-use) was $0.24 for the year ended December 31, 2002, $0.32 for the year ended December 31, 2001 and $0.37 for the year ended December 31, 2000. We believe that the trend of increasing roaming minutes will continue to offset declining roaming yields. Roaming minutes increased 40.7% for the year ended December 31, 2002 compared to 2001, and 33.5% for the year ended December 31, 2001 compared to 2000. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

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

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming” costs. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with this trend, our roaming expense per minute has declined. This decline in expense per minute has helped offset the increased cost from growth in minutes-of-use per subscriber.

      Our cost of equipment represents the costs associated with telephone equipment and accessories sold. We, like other wireless providers, have continued the use of discounts on phone equipment and free phone promotions for phones sold to our customers as competition between service providers continues to intensify. As a result, we have incurred, and expect to continue to incur, losses on equipment sales. While we expect to continue these discounts and promotions, we believe that these promotions will result in increased revenue from increases in the number of wireless subscribers.

      Our marketing and selling costs include advertising, compensation paid to sales personnel and independent dealers and all other costs to market and sell wireless products and services, and certain costs related to customer retention. We pay commissions to sales personnel and independent dealers for new business generated.

      Our general and administrative costs include all infrastructure costs, including costs for customer support, billing, collections, and corporate administration.

      Our depreciation and amortization expense represents the costs associated with the depreciation of our fixed assets and the amortization of definite life intangible assets. Through December 31, 2001, these intangible assets primarily consisted of wireless license acquisition costs and customer lists. However, with the implementation of Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” we ceased the amortization of wireless license acquisition costs effective January 1, 2002. See “Critical Accounting Policies and Practices” below for further details.

Critical Accounting Policies and Practices

      It is necessary that we use estimates in the presentation of our financial statements with respect to the effect of matters that are inherently uncertain. Our use of estimates and assumptions affects the reported amounts of assets, liabilities, and the amount of revenue and expenses we recognize for and during the reporting period.

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

      We depreciate our property, plant and equipment and amortize our customer lists and certain other definite life intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. Our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets is classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of wireless license acquisition costs and now test for impairment of wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      This change in policy has and may continue to have a significant impact to our results of operations and financial position. For the years ended December 31, 2001 and 2000 the aggregate amount of amortization expense, net of income tax benefit, attributable to our wireless license acquisition costs was $29.7 million and $28.9 million. Without this amortization, our 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Net loss applicable to common stockholder	$8,588	$17,408
Net loss applicable to common stockholder per common share	$85,882	$174,078

      Through December 31, 2001, as stated above, our accounting policy for impairment of long-lived assets was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. Our definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, we first performed a comparison of the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison we performed upon implementation, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. Therefore, upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of $137.8 million to reflect the write-down of our wireless license acquisition costs to their fair value.

      As a result of the impairment recognized upon implementing SFAS No. 142, the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had no further impact to our financial statements during 2002. SFAS No. 144, replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale.

      We believe it is necessary for an understanding of our significant accounting policies to read the above in conjunction with Note 2 of Item 8, “Significant Accounting Policies,” of this Form 10-K.

Results of Operations

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Year Ended December 31, 2002 Compared to Year ended December 31, 2001

      Operating revenue. For the year ended December 31, 2002, our total operating revenue increased $15.2 million, or 8.1%, to $202.8 million from $187.6 million for the comparable period in 2001. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$148,050	73.0%	$134,613	71.7%
Roaming revenue	48,346	23.8%	46,098	24.6%
Equipment and other revenue	6,410	3.2%	6,915	3.7%

Total	$202,806	100.0%	$187,626	100.0%

      For the year ended December 31, 2002, our service revenue increased $13.5 million, or 10.0%, to $148.1 million from $134.6 million for the year ended December 31, 2001. This increase was attributable to increased penetration and usage. Our subscriber base increased 11.4% to 323,500 at December 31, 2002 from 290,300 at December 31, 2001. On December 31, 2002, 90.5% of our subscriber base was on digital rate plans compared to 79.6% at December 31, 2001. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans. However, our average monthly service revenue per subscriber decreased to $40 for the year ended December 31, 2002 compared to $41 for the year ended December 31, 2001. Despite our average monthly service revenue per subscriber being positively impacted by changes in the mix of digital and analog subscribers in our subscriber base, our average monthly service revenue per subscriber has decreased due to continued increases in competition and market pressures.

      For the year ended December 31, 2002, our roaming revenue increased $2.2 million, or 4.9%, to $48.3 million from $46.1 million for the year ended December 31, 2001. This increase was primarily attributable to a 40.7% increase in roaming minutes in our markets due to expanded coverage areas and increased usage in these markets, offset by a 25.0% decline in our roaming revenue per minute-of-use. As previously described, both the increase in roaming minutes, along with the decline in our roaming yield have resulted from roaming agreements we have entered into which encourage our roaming partners to send us additional traffic by offering them reduced roaming rates.

      For the year ended December 31, 2002, our equipment and other revenue decreased $0.5 million, or 7.3%, to $6.4 million from $6.9 million for the year ended December 31, 2001. This decrease is due to a decrease in gross subscriber additions, along with a decrease in the migration of existing subscribers from analog to digital service during 2002 compared to 2001. Gross subscriber additions totaled 87,800 for the year ended December 31, 2002 compared to gross subscriber additions of 91,600 in 2001. In addition, during 2001, we migrated 40,100 customers from analog to digital service compared to only 11,300 during 2002.

      Cost of Service. For the year ended December 31, 2002, our total cost of service increased $0.8 million, or 1.9%, to $44.7 million from $43.9 million for the comparable period in 2001. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2002		2001

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$24,256	54.3%	$21,489	49.0%
Roaming costs	20,417	45.7%	22,367	51.0%

Total cost of service	$44,673	100.0%	$43,856	100.0%

      For the year ended December 31, 2002, our network costs, which are the costs we incur from operating our wireless network and providing service to our customers, increased $2.8 million, or 12.9%, to $24.3 million from $21.5 million for the comparable period in 2001. This increase was primarily the result of increased toll charges. Toll charges have increased as a result of offering more national and regional rate plans, which often have a certain amount of free long-distance minutes included in the fixed monthly access charge.

      For the year ended December 31, 2002, roaming costs decreased by $2.0 million, or 8.7%, to $20.4 million from $22.4 million compared to the same period in 2001. This decrease was the result of a 20.8% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 18.7% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the year ended December 31, 2002, our cost of equipment decreased $4.1 million, or 18.4%, to $17.9 million from $22.0 million in 2001. This decrease is due to a decrease in gross subscriber additions during 2002 compared to 2001, and from a decrease in the equipment upgrades during 2002.

      Marketing and selling costs. For the year ended December 31, 2002, our marketing and selling costs decreased slightly to $25.2 million from $25.6 million for the year ended December 31, 2001. This decrease is a result of efficiencies gained from centralized marketing functions with our parent, Dobson Communications, and a decrease in gross subscriber additions. As a percentage of total operating revenue, marketing and selling costs decreased 1.3% to 12.4% for the year ended December 31, 2002 compared to 13.7% for the year ended December 31, 2001.

      General and administrative costs. For the year ended December 31, 2002, our general and administrative costs increased $1.1 million, or 4.1%, to $28.5 million from $27.4 million for the year ended December 31, 2001. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per subscriber remained constant at $8 for 2002 and 2001.

      Depreciation and amortization expense. For the year ended December 31, 2002, our depreciation and amortization expense decreased $47.2 million, or 62.4%, to $28.4 million from $75.6 million for 2001. This decrease is a result of implementing SFAS No. 142, “Goodwill and Other Intangible Assets,” which required companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under this new rule we treat our wireless license acquisition costs as indefinite life intangible assets. For the year ended December 31, 2001, the aggregate amount of amortization expense attributable to our wireless license acquisition costs was $47.8 million.

      Interest expense. For the year ended December 31, 2002, our interest expense decreased $10.9 million, or 19.4%, to $45.1 million from $56.0 million for the year ended December 31, 2001. This decrease is a result of decreased interest rates and the reduction of the outstanding balance on our revolving credit facility.

      Net loss applicable to common stockholder. For the year ended December 31, 2002, our net loss applicable to common stockholder was $129.8 million. Our net loss applicable to common stockholder increased $91.6 million, or 239.5%, from $38.2 million for the year ended December 31, 2001. The increase was primarily a result of an extraordinary loss from change in accounting principle for the year ended December 31, 2002, offset by increases in overall operating income.

Year Ended December 31, 2001 Compared to Year ended December 31, 2000

      Operating revenue. For the year ended December 31, 2001, our total operating revenue increased $22.9 million, or 13.9%, to $187.6 million from $164.7 million for the comparable period in 2000. The following table sets forth the components of our operating revenue for the periods indicated:

	Year Ended December 31,

	2001		2000

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$134,613	71.7%	$115,344	70.0%
Roaming revenue	46,098	24.6%	40,509	24.6%
Equipment and other revenue	6,915	3.7%	8,853	5.4%

Total	$187,626	100.0%	$164,706	100.0%

      For the year ended December 31, 2001, our service revenue increased $19.3 million, or 16.7%, to $134.6 million from $115.3 million for the year ended December 31, 2000. This increase was attributable to increased penetration and usage. Our subscriber base increased 12.0% to 290,300 at December 31, 2001 from 259,200 at December 31, 2000. Our average monthly service revenue per subscriber increased to $41 for the year ended December 31, 2001 compared to $40 for the year ended December 31, 2000. Our average monthly service revenue per subscriber has been positively impacted by changes in the mix of digital and analog subscribers in our subscriber base. On December 31, 2001, 79.6% of our subscriber base was on digital rate plans compared to 48.3% at December 31, 2000. Our digital rate plans typically produce higher service revenue per subscriber and allow subscribers to use more minutes in a larger home area than our analog rate plans.

      For the year ended December 31, 2001, our roaming revenue increased $5.6 million, or 13.8%, to $46.1 million from $40.5 million for the year ended December 31, 2000. This increase was primarily attributable to a 33.5% increase in roaming minutes in our markets due to expanded coverage areas and increased usage in these markets, offset by a 13.5% decline in our roaming revenue per minute-of-use. As previously described, both the increase in roaming minutes, along with the decline in our roaming yield have resulted from roaming agreements we have entered into which encourage our roaming partners to send us additional traffic by offering them reduced roaming rates.

      For the year ended December 31, 2001, our equipment and other revenue decreased $2.0 million, or 21.9%, to $6.9 million from $8.9 million for the year ended December 31, 2000. This decrease is due to increased discounts on sales of equipment as a result of more competitive markets.

      Cost of Service. For the year ended December 31, 2001, our total cost of service increased $10.7 million, or 32.1%, to $43.9 million from $33.2 million for the comparable period in 2000. The following table sets forth the components of our cost of service for the periods indicated:

	Year Ended December 31,

	2001		2000

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$21,489	49.0%	$16,847	50.8%
Roaming costs	22,367	51.0%	16,346	49.2%

Total cost of service	$43,856	100.0%	$33,193	100.0%

      For the year ended December 31, 2001, our network costs, which are the costs we incur from operating our wireless network and providing service to our customers, increased $4.6 million, or 27.6%, to $21.4 million from $16.8 million for the comparable period in 2000. This increase was primarily attributable to a $2.0 million increase in networking costs, such as interconnection charges and fixed circuit charges, a $1.3 million increase in rent incurred from our cell site leases as a result of the continued build-out of our network, and a $1.2 million increase in ordinary repairs and maintenance related to our network.

      For the year ended December 31, 2001, roaming costs increased by $6.1 million, or 36.8%, to $22.4 million from $16.3 million compared to the same period in 2000. This increase was the result of a 20.0% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 67.0% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the year ended December 31, 2001, our cost of equipment decreased $0.9 million, or 4.0%, to $22.0 million from $22.9 million in 2000, primarily as a result of decreases in the cost of wireless equipment due to new technology.

      Marketing and selling costs. For the year ended December 31, 2001, our marketing and selling costs decreased slightly to $25.6 million from $26.0 million for the year ended December 31, 2000. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 13.7% for the year ended December 31, 2001 from 15.8% for the year ended December 31, 2000, as a result of efficiencies gained from centralized marketing functions with our parent, Dobson Communications. With these efficiencies gained, we were able to decrease overall marketing and selling costs while increasing our gross subscriber additions. Gross subscriber additions totaled 91,600 for the year ended December 31, 2001 compared to gross subscriber additions of 90,400 in 2000.

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

      Net loss applicable to common stockholder. For the year ended December 31, 2001, our net loss applicable to common stockholder was $38.2 million. Our net loss applicable to common stockholder decreased $8.1 million, or 17.4%, from $46.3 million in the year ended December 31, 2000. The decrease was primarily a result of the decrease in operating loss combined with decreased interest expense for the year ended December 31, 2001, compared to 2000.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, capital contributions from our parent, bank debt and the sale of debt securities.

Cash Flow Activities

      At December 31, 2002, we had a working capital deficit of $5.8 million, a ratio of current assets to current liabilities of 0.9:1, and an unrestricted cash balance of $29.5 million, which compares to a working capital deficit of $5.9 million, a ratio of current assets to current liabilities of 0.8:1, and an unrestricted cash balance of $4.3 million at December 31, 2001.

      Our net cash provided by operating activities totaled $49.7 million for the year ended December 31, 2002, $18.3 million for the year ended December 31, 2001 and $0.7 million for the year ended December 31, 2000. These increases from 2000 to 2001 and from 2001 to 2002 have resulted from increased income from operations.

      Our net cash used in investing activities totaled $9.7 million for the year ended December 31, 2002, $47.2 million for the year ended December 31, 2001 and $15.4 million for the year ended December 31, 2000. During 2002, the cash used in investing activities was primarily from capital expenditures of $22.1 million, offset by an increase in payable-affiliate of $12.4 million. This increase in payable-affiliate is a result of us owing our parent, Dobson Communications, for the services they provide us throughout the year. We periodically reimburse them for these services. During 2001, the cash used in investing related primarily to capital expenditures of $22.5 million and a decrease in payables-affiliate of $25.3 million. In addition, during 2000, the cash used in investing related primarily to capital expenditures of $31.5 million, offset by an increase in payable-affiliates of $16.0 million.

      Net cash used in financing activities was $14.9 million for the year ended December 31, 2002, and net cash provided by financing activities was $24.2 million for the year ended December 31, 2001 and $21.4 million for the year ended December 31, 2000. Financing activity uses for 2002 consisted primarily of repayments of long-term debt of $35.3 million, offset by proceeds from long-term debt of $20.5 million. Financing activity sources for the year ended December 31, 2001 consisted primarily of maturities of restricted investments of $27.1 million, proceeds from long-term debt of $63.5 million and capital contributions of $32.0 million, which was offset by repayments of long-term debt totaling $98.3 million. Financing activity sources for the year ended December 31, 2000, consisted primarily of maturities of restricted investments of $22.1 million, proceeds from long-term debt of $20.0 million and capital contributions of $62.6 million, which was offset by repayments of long-term debt totaling $83.1 million.

      We had capital expenditures of $22.1 million during 2002. We have budgeted approximately $20.0 million for capital expenditures in 2003. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and new regulatory requirements.

      Through our wholly-owned subsidiary, Sygnet Wireless, Inc., we are a party to a secured credit agreement for an aggregate of $315.4 million, consisting of a $34.0 million revolving credit facility and $281.4 million of term loans. Interest on the revolving credit facility and the term loans is based on a prime rate or a LIBOR formula, and has ranged between 4.1% and 10.5% since inception. As of December 31, 2002 we had $285.4 million outstanding and we had $30.0 million of availability. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of December 31, 2002 we were in compliance with the required financial ratios. In addition, our ability to borrow under our credit facility is limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates. During the year ended December 31, 2002, our total scheduled principal payments were $14.3 million under this facility. In addition, during 2003 we will be required to make additional scheduled principal payments totaling $28.3 million.

      As of December 31, 2002 we had outstanding $200.0 principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008.

      The table below sets forth all of our contractual cash obligations as of December 31, 2002, which are obligations during the following years:

Contractual Cash Obligations	2003	2004-2005	2006-2007	2008 and After

		($ in thousands)
Long-term debt	$28,250	$114,000	$143,137	$200,000
Operating leases	7,370	12,930	9,715	14,205

Total contractual cash obligations	$35,620	$126,930	$152,852	$214,205

      In addition to the above cash obligations, we are required to pay cash interest payments on our 12.25% senior notes. The interest payments on our senior notes will total $24.5 million annually through maturity in 2008.

      The principal stockholder of Dobson Communications, DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements had aggregate principal amounts outstanding of approximately $307.8 million as of December 31, 2002, including fees and interest. To secure their obligations under these credit agreements, DCCLP and its affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes. Upon a change of control, we would be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. As of December 31, 2002, we did not have the funds necessary or available facilities to complete the repurchase. If we failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under our credit facility, potentially resulting in the acceleration of all outstanding indebtedness under our credit facility. These factors raise substantial doubt about our ability to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of Dobson Communications’ common stock, so that DCCLP would retain a controlling interest in Dobson Communications and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which Dobson Communications and its subsidiaries are parties in the event of a subsequent default by DCCLP under the restructure loan. The agreement in principle is not binding to either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to April 21, 2003. We can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

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

Effect of New Accounting Standards

      In July 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, and as discussed above, we reassessed the useful lives of our intangible assets. For the years ended December 31, 2001 and 2000, we recorded $29.7 million and $28.9 million of amortization expense, net of income tax benefit, related to our wireless license acquisition costs. Without this amortization, our 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Net loss applicable to common stockholder	$8,588	$17,408
Net loss applicable to common stockholder per common share	$85,882	$174,078

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We do not expect the adoption of SFAS No. 143 to have a material effect on our financial condition or operations. SFAS No. 143 is required to be implemented effective January 1, 2003.

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

      The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. We do not expect that the adoption of EITF 00-21 will have a material impact on our financial condition or operations.

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

      At December 31, 2002, we had long-term debt outstanding of $485.4 million, of which, $285.4 million bears interest at floating rates. These rates averaged 5.0% for the year ended December 31, 2002. One percentage point of an interest rate adjustment would change our cash interest payments on an annual basis by approximately $2.9 million.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Dobson/Sygnet Communications Company
Independent Auditors Report	29
Report of Independent Public Accountants	30
Consolidated Balance Sheets as of December 31, 2002 and 2001	31
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	32
Consolidated Statements of Stockholder’s (Deficit) Equity for the years ended December 31, 2002, 2001 and 2000	33
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	34
Notes to Consolidated Financial Statements	35

INDEX TO SUPPLEMENTARY DATA

Dobson/ Sygnet Communications Company
Selected quarterly financial data	45

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder of

Dobson/Sygnet Communications Company:

      We have audited the 2002 consolidated financial statements of Dobson/Sygnet Communications Company (an Oklahoma corporation) and subsidiaries as listed in the accompanying index. In connection with our audit of the 2002 consolidated financial statements, we also have audited the 2002 financial statement schedule as listed in item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The 2001 and 2000 consolidated financial statements and financial statements schedule of Dobson/Sygnet Communications Company as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated March 22, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dobson/Sygnet Communications Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the principal stockholder of Dobson Communications, DCCLP, and certain of its affiliates may be unable to satisfy or extend the maturity date of loans that are secured by Dobson Communications common stock and if the lender elects to foreclose upon the collateral, the Company could experience a change in control under the indentures governing its outstanding notes, which would require the Company to offer to purchase all of its outstanding notes at 101% of the principal amount plus accrued and unpaid interest. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 2 to the consolidated financial statements, as of January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 related to the change in accounting for identifiable intangible assets with indefinite lives.

      As discussed above, the financial statements of Dobson/ Sygnet Communications Company as of December 31, 2001, and for each of the years in the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by Dobson/ Sygnet Communications Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized, to Dobson/Sygnet Communications Company’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss applicable to common stockholders, and the related net loss per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Dobson/Sygnet Communications Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

KPMG LLP

Oklahoma City, Oklahoma

March 6, 2003, except for note 4
which is as of March 31, 2003

NOTE:

1.	THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT.

      2. THE PREDECESSOR AUDITOR HAS NOT REISSUED THIS REPORT.

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

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 22, 2002

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,465,184	$4,286,325
Accounts receivable, net of allowance for doubtful accounts of $409,439 in 2002 and $433,635 in 2001	17,941,235	19,326,750
Inventory	1,811,730	4,873,736
Prepaid expenses and other	1,245,641	1,151,506

Total current assets	50,463,790	29,638,317

PROPERTY, PLANT AND EQUIPMENT, net	77,983,845	75,529,567

OTHER ASSETS:
Wireless license acquisition costs	350,688,085	572,988,085
Deferred financing costs, net of accumulated amortization of $20,933,537 in 2002 and $15,684,097 in 2001	30,304,336	35,441,469
Customer list, net of accumulated amortization of $35,798,465 in 2002 and $27,011,262 in 2001	8,889,285	17,676,488
Other	80,684	84,189

Total other assets	389,962,390	626,190,231

Total assets	$518,410,025	$731,358,115

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,303,165	$10,240,868
Accounts payable-affiliates	7,870,180	—
Accrued expenses	1,424,181	2,487,903
Accrued interest payable	5,277,896	3,745,008
Deferred revenue and customer deposits	5,174,787	4,842,107
Current portion of long-term debt	28,250,000	14,250,000

Total current liabilities	56,300,209	35,565,886

OTHER LIABILITIES:
Payables—affiliates	5,932,149	1,400,227
Long-term debt, net of current portion	457,136,754	485,886,754
Deferred income taxes	20,602,954	100,228,803
Commitments (Note 5)
STOCKHOLDER’S (DEFICIT) EQUITY:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding in 2001 and 2000	100	100
Additional paid-in capital	239,632,804	239,632,804
Retained deficit	(261,194,945)	(131,356,459)

Total stockholder’s (deficit) equity	(21,562,041)	108,276,445

Total liabilities and stockholder’s (deficit) equity	$518,410,025	$731,358,115

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Year Ended December 31,

	2002	2001	2000

OPERATING REVENUE:
Service revenue	$148,050,425	$134,612,913	$115,343,806
Roaming revenue	48,346,180	46,098,363	40,509,670
Equipment and other revenue	6,409,779	6,915,027	8,852,908

Total operating revenue	202,806,384	187,626,303	164,706,384

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	44,673,127	43,855,595	33,193,396
Cost of equipment	17,935,343	21,966,752	22,892,157
Marketing and selling	25,234,154	25,644,138	26,007,187
General and administrative	28,510,977	27,378,553	24,536,409
Depreciation and amortization	28,419,004	75,586,368	69,840,697

Total operating expenses	144,772,605	194,431,406	176,469,846

OPERATING INCOME (LOSS)	58,033,779	(6,805,103)	(11,763,462)
OTHER INCOME (EXPENSE)
Interest expense	(45,097,259)	(55,950,891)	(65,235,347)
Interest income	37,976	1,047,267	2,317,388
Other (expense) income, net	(91,411)	20,021	(33,360)

INCOME (LOSS) BEFORE INCOME TAXES	12,883,085	(61,688,706)	(74,714,781)
Income tax (expense) benefit	(4,895,571)	23,441,708	28,391,617

INCOME (LOSS) BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	7,987,514	(38,246,998)	(46,323,164)
Cumulative effect of change in accounting principle, net of income tax benefit of $84,474,000 (Note 2)	(137,826,000)	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDER	$(129,838,486)	$(38,246,998)	$(46,323,164)

BASIC INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	$79,875	$(382,470)	$(463,232)
Cumulative effect of change in accounting principle	(1,378,260)	—	—

TOTAL NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$(1,298,385)	$(382,470)	$(463,232)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock
				Retained
	Shares	Amount	Paid-in Capital	(Deficit)	Total

DECEMBER 31, 1999	100	$100	$145,000,000	$(46,786,297)	$98,213,803
Capital contribution	—	—	62,632,804	—	62,632,804
Net loss applicable to common stockholder	—	—	—	(46,323,164)	(46,323,164)

DECEMBER 31, 2000	100	100	207,632,804	(93,109,461)	114,523,443
Capital contribution	—	—	32,000,000	—	32,000,000
Net loss applicable to common stockholder	—	—	—	(38,246,998)	(38,246,998)

DECEMBER 31, 2001	100	100	239,632,804	(131,356,459)	108,276,445
Net loss applicable to common stockholder	—	—	—	(129,838,486)	(129,838,486)

DECEMBER 31, 2002	100	$100	$239,632,804	$(261,194,945)	$(21,562,041)

The accompanying notes are an integral part of these consolidated financial

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change in accounting principle	$7,987,514	$(38,246,998)	$(46,323,164)
Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities—
Depreciation and amortization	28,419,004	75,586,368	69,840,697
Amortization of financing costs	5,249,440	5,237,814	5,214,730
Deferred income taxes	4,848,151	(23,548,540)	(28,581,941)
Other	91,411	(20,021)	33,360
Changes in current assets and liabilities—
Accounts receivable	1,385,515	1,107,120	(5,367,017)
Inventory	3,062,006	(896,377)	(151,764)
Prepaid expenses and other	(94,134)	(1,087,873)	584,165
Accounts payable	(2,040,795)	(436,115)	3,050,980
Accrued expenses	469,166	190,005	1,334,033
Deferred revenue and customer deposits	332,680	455,976	1,052,116

Net cash provided by operating activities	49,709,958	18,341,359	686,195

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,074,271)	(22,506,189)	(31,543,675)
Proceeds from sale of assets	—	484,500	134,152
Increase in receivable-affiliate	—	—	(394,274)
Increase (decrease) in payable-affiliate	12,402,102	(25,340,433)	15,955,940
Investment in unconsolidated subsidiaries and other, net	3,377	199,011	421,836

Net cash used in investing activities	(9,668,792)	(47,163,111)	(15,426,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(35,250,000)	(98,250,000)	(83,113,246)
Proceeds from long-term debt	20,500,000	63,500,000	20,000,000
Proceeds from capital contributions	—	32,000,000	62,632,804
Maturities of restricted investments	—	27,106,677	22,080,000
Deferred financing costs	(112,307)	(120,417)	(247,127)

Net cash (used in) provided by financing activities	(14,862,307)	24,236,260	21,352,431

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,178,859	(4,585,492)	6,612,605
CASH AND CASH EQUIVALENTS, beginning of year	4,286,325	8,871,817	2,259,212

CASH AND CASH EQUIVALENTS, end of year	$29,465,184	$4,286,325	$8,871,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for—
Interest, net of amounts capitalized	$38,280,503	$49,872,107	$58,667,815
Income taxes	$303,235	$101,750	$300

The accompanying notes are an integral part of these consolidated financial

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION:

      The Company was incorporated under the name Front Nine Holdings, Inc. as an Oklahoma corporation on July 23, 1998. The Company was formed to acquire the operations of Sygnet Wireless, Inc. Subsequently, the Company changed its name to Dobson/Sygnet Communications Company and amended its certificate of incorporation on December 2, 1998 to reflect this change. On December 23, 1998, the Company completed the acquisition of Sygnet Wireless, Inc. The Company is an indirect wholly-owned subsidiary of Dobson Communications Corporation (“Dobson Communications”) and is a provider of rural and suburban wireless telephone services in New York, Ohio and Pennsylvania.

Capital Resources and Growth

      The Company has substantial indebtedness and debt service requirements and is subject to significant financial restrictions and limitations. If the Company is unable to satisfy any of the covenants under the credit facility, including financial covenants or if the lenders exercise their remedies under the DCCLP loan, the Company will be unable to borrow under the credit facility during such time period to fund its ongoing operations, planned capital expenditures or other permissible uses.

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

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries. For financial reporting purposes, the Company reports 100% of revenue and expenses for the markets for which it provides wireless services. Significant intercompany accounts and transactions have been eliminated.

Business Segment

      The Company operates in one business segment pursuant to SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Cash and Cash Equivalents

      Cash and cash equivalents of $29.5 million at December 31, 2002 and $4.3 million at December 31, 2001 consist of cash and short-term investments with original maturities of three months or less.

Allowance for Doubtful Accounts

      Allowance for doubtful accounts of $0.4 million at December 31, 2002 and 2001 are based on a percentage of aging receivables. The Company reviews it allowance for doubtful accounts monthly by evaluating balances for collectibility.

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Inventory

      The Company values its inventory using the weighted average costing method of accounting.

Impairment of Long-Lived Assets

      Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of its long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determines the fair value of its wireless license acquisition costs based on its estimated future discounted cash flows. The Company has identified impairments relating to their indefinite life intangible assets during 2002. See “Recently Issued Accounting Pronouncements” below for further details.

Wireless License Acquisition Costs

      Wireless license acquisition costs consist of amounts paid to acquire FCC licenses to provide wireless services. Prior to the implementation of SFAS No. 142 “Goodwill and Other Intangible assets”, wireless license acquisition costs were being amortized on a straight-line basis over fifteen years. Amortization expense of $47.8 million was recorded in 2001 and $46.6 million was recorded in 2000. Upon implementation of SFAS No. 142, effective January 1, 2002, the Company no longer amortizes wireless license acquisition costs. Instead, the Company is testing for the impairment of indefinite life intangible assets at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets.

      The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation. During 2002, the Company identified impairments relating to its wireless license acquisition costs, see “Recently Issued Accounting Pronouncements” below for further discussion.

Deferred Financing Costs

      Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the terms of the debt of nine to ten years. Interest expense related to this amortization of $5.2 million was recorded in 2002, 2001 and 2000. Based on the current life of the Company’s long-term debt, the estimated amortization of deferred financing costs for the next five succeeding years is approximately $5.3 million per year.

Customer List

      Customer list acquisition costs are being amortized on a straight-line basis over five years. Amortization expense of $8.8 million was recorded in 2002, $8.9 million was recorded in 2001 and $8.6 million was recorded in 2000. Based on the remaining life of the Company’s customer list acquisition costs, the remaining balance of $8.9 million will be fully amortized during 2003.

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Revenue Recognition

      The Company records service revenue over the period it is earned. The cost of providing service is recognized as incurred. Airtime and toll revenue are billed in arrears. The Company accrued estimated unbilled revenue for services provided of $2.3 million as of December 31, 2002 and $2.5 million as of December 31, 2001, which is included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected as deferred revenue on the accompanying consolidated balance sheets. Equipment revenue is recognized when the equipment is delivered to the customer. The Company’s ability to sell wireless equipment is independent of the Company’s ability to offer wireless services to its customers; therefore, the Company considers equipment sales a separate earnings process. Subscriber acquisition costs (primarily commissions and losses on equipment sales) are expensed as incurred.

      As of December 31, 2000, the Company implemented SEC Staff Accounting Bulletin, or SAB, No. 101 “Revenue Recognition.” The impact of implementing SAB 101 was not material to the Company’s revenue or results of operations.

Advertising Costs

      Advertising costs are expensed as incurred and are included as marketing and selling expenses in the accompanying consolidated statements of operations.

Income Taxes

      The Company files a consolidated income tax return with its parent, Dobson Communications. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity’s taxable income (loss) to consolidated taxable income (loss). For financial reporting purposes, the Company calculates its provision for income taxes on a stand-alone basis. Deferred income taxes reflect the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities at year-end. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

      Basic earnings per common share is computed by the weighted average number of shares of common stock outstanding during the year. There were no potentially dilutive securities outstanding during 2002, 2001 and 2000.

Use of Estimates

      The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; valuation of intangible assets; valuation allowances for receivables and inventories; and assets and obligations related to employee benefits. Actual results could differ from those estimates.

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Significant Concentrations

      In connection with providing wireless services to customers of other wireless carriers, the Company has contractual agreements with those carriers, which provide for agreed-upon billing rates between the parties. The percent of Company’s roaming revenue earned from three wireless carriers was 95% during the year ended December 31, 2002, 92% during the year ended December 31, 2001, and 91% during the year ended December 31, 2000.

Recently Issued Accounting Pronouncements

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease the amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. As a result of the adoption of SFAS No. 142, the Company reassessed the useful lives of its intangible assets. A significant portion of its intangible assets is classified as “Wireless license acquisition costs,” which represents the Company’s costs associated with acquiring its FCC licenses. These licenses allow the Company to provide wireless services by giving the Company the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, the Company has determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, the Company’s wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, the Company ceased the amortization of wireless license acquisition costs and now tests for impairment of wireless license acquisition costs at least annually and only adjusts the carrying amount of these intangible assets upon an impairment of the wireless license acquisition costs. The Company also determines on an annual basis whether facts and circumstances continue to support an indefinite useful life.

      During the years ended December 31, 2001 and 2000, the Company recorded $29.7 million and $28.9 million of amortization expense, net of income tax benefit, related to its wireless license acquisition costs. Without this amortization, the Company’s 2001 and 2000 operating results would have been:

	2001	2000

	($ in thousands except
	per share data)
Net loss applicable to common stockholder	$8,588	$17,408
Net loss applicable to common stockholder per common share	$85,882	$174,078

      Through December 31, 2001, the Company’s accounting policy for impairment of long-lived assets was to review the carrying value of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. The Company’s definite life assets will continue to be amortized over their estimated useful lives and are subject to the same impairment criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values, at least annually. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

      Upon implementation of SFAS No. 142, the Company first performed a comparison of the carrying amount of its wireless license acquisition costs to the fair value of those assets. For purposes of this

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SIGNIFICANT ACCOUNTING POLICIES: (Continued)

comparison, it is the Company’s policy to aggregate its wireless license acquisition costs. The Company determined the fair value of its wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison, the Company determined that the carrying amount of its wireless license acquisition costs exceeded their estimated fair value. As a result, the Company recorded a charge in the first quarter of 2002, net of income tax benefit, of $137.8 million to reflect the write down of its wireless license acquisition costs to their fair value.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company does not expect the adoption of SFAS No. 143 to have a material effect on its financial condition or operations. SFAS No. 143 is required to be implemented effective January 1, 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, it maintains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. The Company implemented this standard effective January 1, 2001, with no impact to its consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial condition or operations.

      The FASB’s Emerging Issues Task Force issued “EITF 00-21: Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company does not expect that the adoption of EITF 00-21 will have a material impact on its financial condition or operations.

3.	PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment are recorded at cost. Newly constructed wireless systems are added to property, plant and equipment at cost, which includes contracted services, direct labor, materials and overhead. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property. Depreciation expense totaling $19.6 million was recorded for the year ended December 31, 2002, $18.8 million was recorded for the year ended December 31, 2001 and $14.6 million was recorded for the year ended December 31, 2000.

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY, PLANT AND EQUIPMENT: (Continued)

      Listed below are the major classes of property, plant and equipment, their estimated useful lives, in years, and their balances as of December 31, 2002 and 2001:

	Useful Life	2002	2001

		($ in thousands)
Wireless systems and equipment	2-10	$112,579	$93,533
Buildings and improvements	5-40	13,171	12,066
Vehicles, aircraft and other work equipment	3-10	331	331
Furniture and office equipment	5-10	12,841	11,631
Plant under construction		946	146
Land		188	188

Property, plant and equipment		140,056	117,895
Accumulated depreciation		(62,072)	(42,365)

Property, plant and equipment, net		$77,984	$75,530

4.	LONG-TERM DEBT:

      The Company’s long-term debt as of December 31, 2002 and 2001 consisted of the following:

	2002	2001

	($ in thousands)
Credit facility	$285,387	$300,137
Dobson/Sygnet Senior Notes	200,000	200,000

Total debt	485,387	500,137
Less-current maturities	28,250	14,250

Total long-term debt	$457,137	$485,887

Credit Facility

      The Company, through its wholly-owned subsidiary, Sygnet Wireless, Inc., is a party to a secured credit agreement for an aggregate of $315.4 million, consisting of a $34.0 million revolving credit facility and $281.4 million of term loans. Interest on the revolving credit facility and the term loans is based on a prime rate or a LIBOR formula, and has ranged between 4.1% and 10.5% since inception. As of December 31, 2002, the Company had $285.4 million outstanding and there was $30.0 million of availability. Obligations under the credit facility are secured by a pledge of the capital stock of its subsidiary as well as a lien on substantially all of its assets and the assets of its operating subsidiary. The credit facility requires the maintenance of certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company’s ability to meet its debt service obligations. As of December 31, 2002, the Company was in compliance with the required financial ratios. In addition, the Company’s ability to borrow under the credit facility is limited by the requirement that, on a quarterly basis, the amount available under the credit facility will reduce until it terminates.

Senior Notes

      On December 23, 1998, the Company issued $200.0 million of 12.25% senior notes maturing in 2008 (“Dobson/Sygnet Senior Notes”). The net proceeds were used to finance the Sygnet Acquisition and to

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LONG-TERM DEBT: (Continued)

purchase securities pledged to secure payment of the first six semi-annual interest payments on the Dobson/Sygnet senior notes, which began on June 15, 1999 and ended on December 15, 2001. The Dobson/Sygnet senior notes are redeemable at the option of the Company in whole or in part, on or after December 15, 2003, initially at 106.125%. As of December 31, 2002, the Company had outstanding $200.0 million principal amount of senior notes. On September 30, 2002, the Company’s parent, Dobson Communications, purchased $11.5 million principal amount of the Company’s outstanding senior notes for $8.9 million.

Minimum Future Payments

      Minimum future payments, absent acceleration pursuant to a change in control, of long-term debt for years subsequent to December 31, 2002, are as follows:

($ in thousands)

2003	$28,250
2004	43,000
2005	71,000
2006	60,191
2007	82,946
2008 and thereafter	200,000

$485,387

      The principal stockholder of Dobson Communications, DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements had aggregate principal amounts outstanding of approximately $307.8 million as of December 31, 2002, including fees and interest. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, the Company could experience a change of control under its indenture governing its outstanding senior notes. Upon a change of control, the Company would be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. As of December 31, 2002, the Company did not have the funds necessary or available facilities to complete the repurchase. If the Company failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the Company’s outstanding senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under the Company’s credit facility, potentially resulting in the acceleration of all outstanding indebtedness under the Company’s credit facility. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might result if the Company is unable to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of Dobson Communications’ common stock, so that DCCLP would retain a controlling interest in Dobson Communications and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which Dobson Communications and its subsidiaries are parties in the event of a subsequent default by DCCLP under the restructured

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	LONG-TERM DEBT: (Continued)

loan. The agreement in principle is not binding to either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to April 21, 2003. The Company can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

5. LEASES, COMMITMENTS AND CONTINGENCIES:

Leases

      During December 1998, the Company sold substantially all of its wireless towers to an affiliate for $25.0 million. On October 15, 1999, the affiliate sold substantially all of the towers acquired from the Company to American Tower Corporation for $38.7 million. In connection with the sale, the Company has agreed to lease the towers back from American Tower Corporation for an initial term of ten years, at an annual rental of approximately $3.0 million, which is included in the Company’s future payments below.

      The Company has numerous operating leases; these leases are primarily for their retail stores, cell site towers and their locations, and vehicles. Future minimum lease payments required under these operating leases having an initial or remaining noncancellable lease term in excess of one year at December 31, 2002, are as follows:

($ in thousands)
2003	$7,370
2004	6,813
2005	6,117
2006	5,196
2007	4,519
2008 and thereafter	14,205

      Lease expense under the above leases was $7.9 million for the year ended December 31, 2002, $7.6 million for the year ended December 31, 2001 and $5.7 million for the year ended December 31, 2000.

Contingencies

      The Company’s wholly-owned subsidiary, Sygnet Communications Inc. is currently involved in a pending legal proceeding with the Commonwealth of Pennsylvania. This lawsuit was brought by the Attorney General of Pennsylvania against Sygnet Communications, and alleges that Sygnet Communications violated the Pennsylvania Unfair Trade Practices Act. The Company denies any wrongdoing and intends to vigorously defend the claim. Total damages sought are estimated at $5.0 million.

      The Company is party to various other legal actions arising in the normal course of business. None of the actions are believed by management to involve amounts that would be material to the Company’s consolidated financial position, results of operation, or liquidity.

6.	STOCKHOLDERS’ (DEFICIT) EQUITY:

      The Company received equity contributions of $32.0 million and $62.6 million during the years ended December 31, 2001 and 2000, from its parent company, Dobson Communications. These contributions were used to repay debt under the Company’s credit facility. During 2002, the Company had sufficient cash flows from operations to pay its debt obligations under its credit facility.

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	EMPLOYEE BENEFIT PLANS:

      All employees are employed by the Company’s parent, Dobson Communications. Dobson Communications maintains a 401(k) plan (the “Plan”) in which substantially all employees of Dobson Communications are eligible to participate. The Plan requires Dobson Communications to match 100% of employees’ contributions up to 4% of their salary. Contributions to the Plan charged to the Company’s operations were $0.2 million for the year ended December 31, 2002 and $0.3 million for the year ended December 31, 2001.

8.	TAXES:

      The benefit for income taxes for the years ended December 31, 2002, 2001 and 2000 differs from amounts computed at the statutory rate as follows:

	2002	2001	2000

	($ in thousands)
Income taxes at statutory rate (34%)	$(4,380)	$(20,974)	$(25,403)
State income taxes, net of Federal income tax effect	(516)	(2,468)	(2,989)

	$(4,896)	$(23,442)	$(28,392)

      The tax effects of the temporary differences that gave rise to deferred tax assets and liabilities at December 31, 2002 and 2001 were as follows:

	2002	2001

	($ in thousands)
Current deferred income taxes:
Allowance for doubtful accounts receivable	$156	$165
Other accruals	268	—

Net current deferred income tax asset	424	165

Noncurrent deferred income taxes:
Fixed assets	(4,375)	(1,685)
Intangible assets	(79,118)	(162,253)
Tax credits and carryforwards	62,890	63,709

Net noncurrent deferred income tax liability	(20,603)	(100,229)

Total deferred income tax liability	$(20,179)	$(100,064)

      At December 31, 2002, the Company had NOL carryforwards of approximately $167.0 million, which may be utilized to reduce future Federal income taxes payable. The Company’s NOL carryforwards begin to expire in 2012.

      The Company periodically reviews the need for a valuation allowance against deferred tax assets and recognizes these assets to the extent that realization is more likely than not. Based on a review of taxable income, history and trends, forecasted taxable income and expiration of carryforwards, the Company has not provided a valuation allowance for the NOL carryforwards because management believes that it is more likely than not that all of the deferred tax assets of the Company will be realized prior to their expiration.

DOBSON/SYGNET COMMUNICATIONS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	RELATED PARTY TRANSACTIONS:

      The Company had payables due to affiliates totaling $13.8 million at December 31, 2002 and $1.4 million at December 31, 2001, primarily due to Dobson Communications for liabilities paid on behalf of the Company.

      Dobson Communications, as the Company’s parent, provides certain services to the Company. Certain costs incurred by Dobson Communications are shared-costs of the Company and Dobson Communications. These shared costs are allocated between the Company and Dobson Communications primarily based on each Company’s pro rata population coverage and subscribers.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Unless otherwise noted, the carrying value of the Company’s financial instruments approximates fair value. The Company estimates the fair value of its long-term debt based on quoted market prices for publicly traded debt or on the current rates available to the Company for debt with similar terms and remaining maturation.

      Indicated below are the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31:

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	($ in thousands)
Credit facility	$285,387	$285,387	$300,137	$300,137
Dobson/ Sygnet Senior Notes	200,000	153,000	200,000	213,000

Supplementary Data

Selected quarterly financial data (unaudited)

		Quarter Ended

		March 31,	June 30,	September 30,	December 31,

		($ in thousands except per share data)
Operating revenue	2002	$45,765	$50,911	$54,393	$51,737
	2001	$42,711	$46,067	$50,239	$48,609
Operating (loss) income	2002	$11,099	$14,418	$17,097	$15,419
	2001	$(4,704)	$(2,010)	$902	$(993)
Net (loss) income applicable to common stockholder	2002	$(137,917)	$1,969	$3,494	$2,616
	2001	$(12,127)	$(10,708)	$(7,474)	$(7,938)
Basic net (loss) income applicable to common stockholder per common share	2002	$(1,379,170)	$19,687	$34,940	$26,158
	2001	$(121,268)	$(107,080)	$(74,745)	$(79,377)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During 2002, the Company changed its independent accounting firm. Information regarding the Company’s engagement of KPMG LLP is set forth in a Form 8-K filed on June 27, 2002.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information omitted in accordance with General Instruction I(2)(c).

Item 11.	Executive Composition

      Information omitted in accordance with General Instruction I(2)(c).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information omitted in accordance with General Instruction I(2)(c).

Item 13.	Certain Relationships and Related Transactions

      Information omitted in accordance with General Instruction I(2)(c).

Item 14.	Controls and Procedures

      Within the 90-day period prior to the filing of this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures, (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.

      There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) The following financial statements of Dobson/ Sygnet Communications Company are included in Item 8:

Dobson/ Sygnet Communications Company
Independent Auditors’ Report
Report of Independent Public Accountants.
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholder’s (Deficit) Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

      (2) Schedule II — Valuation Allowance Accounts

             Report of Independent Public Accountants.

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

NOTE:

      1. THIS REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT.

      2. THE PREDECESSOR AUDITOR HAS NOT REISSUED THIS REPORT.

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

ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma

March 22, 2002

SCHEDULE II

Item 15(a)2

DOBSON/ SYGNET COMMUNICATIONS COMPANY

SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	year

	($ in thousands)
Allowance for Doubtful Accounts Receivable:
2002	$434	$3,345	$3,370	$409
2001	421	2,081	2,068	434
2000	500	2,332	2,411	421

      Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3) Exhibits

Exhibit		Method of
Numbers	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2	Registrant’s Amended Bylaws.	(2)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
4.3.1	First Amendment to Credit Agreement dated February 9, 1999.	(4)[4.4.1]
4.3.2	Second Amendment to Credit Agreement dated March 19, 1999.	(4)[4.4.2]
4.3.3	Third Amendment to Credit Agreement dated May 28, 1999.	(4)[4.4.3]
4.3.4	Fourth Amendment to Credit Agreement dated July 28, 2000.	(4)[4.4.4]
4.3.5	Fifth Amendment to Credit Agreement dated August 11, 2000.	(4)[4.4.5]
10.1.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3.1]
10.1.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10.1.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6]
10.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA)	(3)[10.1.7]
21	Subsidiaries	(5)

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed herewith

      (b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 2003.

DOBSON/SYGNET COMMUNICATIONS COMPANY

By	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities on March 31, 2003.

Signatures	Title

/s/ EVERETT R. DOBSON Everett R. Dobson	Chairman of the Board, President and Chief Executive Officer (principal executive officer)

/s/ BRUCE R. KNOOIHUIZEN Bruce R. Knooihuizen	Vice President and Chief Financial Officer (principal financial officer)

/s/ TRENT LEFORCE Trent LeForce	Corporate Controller (principal accounting officer)

/s/ STEPHEN T. DOBSON Stephen T. Dobson	Secretary/ Treasurer, Director

/s/ RUSSELL L. DOBSON Russell L. Dobson	Director

/s/ FRED J. HALL Fred J. Hall	Director

/s/ JUSTIN L. JASCHKE Justin L. Jaschke	Director

/s/ ALBERT H. PHARIS, JR. Albert H. Pharis, Jr.	Director

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

CERTIFICATIONS FOR FORM 10-K

I, Everett R. Dobson, Chairman of the Board and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Dobson/ Sygnet Communications Company (the “registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DOBSON/SYGNET COMMUNICATIONS COMPANY

By:	/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board and
Chief Executive Officer

Date: March 31, 2003

CERTIFICATIONS FOR FORM 10-K

I, Bruce R. Knooihuizen, Vice President and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Dobson/ Sygnet Communications Company (the “registrant”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

By:	/s/ BRUCE R. KNOOIHUIZEN

Bruce R. Knooihuizen
Vice President and Chief Financial Officer

Date: March 31, 2003

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2	Registrant’s Amended Bylaws.	(2)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
4.3.1	First Amendment to Credit Agreement dated February 9, 1999.	(4)[4.4.1]
4.3.2	Second Amendment to Credit Agreement dated March 19, 1999.	(4)[4.4.2]
4.3.3	Third Amendment to Credit Agreement dated May 28, 1999.	(4)[4.4.3]
4.3.4	Fourth Amendment to Credit Agreement dated July 28, 2000.	(4)[4.4.4]
4.3.5	Fifth Amendment to Credit Agreement dated August 11, 2000.	(4)[4.4.5]
10.1.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3.1]
10.1.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10.1.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6]
10.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA)	(3)[10.1.7]
21	Subsidiaries	(5)

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed herewith