Form 10-Q
period 2003-03-31
DOBSON SYGNET COMMUNICATIONS CO
filed 2003-05-15
CIK 1076761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

      As of May 9, 2003, there were 100 shares of the registrant’s $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

INDEX TO FORM 10-Q

Item
Number		Page

PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
3	Quantitative and Qualitative Disclosure about Market Risk	14
4	Controls and Procedures	14
PART II. OTHER INFORMATION
1	Legal Proceedings	16
2	Changes in Securities and Use of Proceeds	16
3	Defaults Upon Senior Securities	16
4	Submission of Matters to a Vote of Security Holders	16
5	Other Information	16
6	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,452,498	$29,465,184
Accounts receivable, net	16,359,182	17,941,235
Inventory	1,540,828	1,811,730
Prepaid expenses and other	1,504,551	1,245,641

Total current assets	39,857,059	50,463,790

PROPERTY, PLANT AND EQUIPMENT, net	82,156,944	77,983,845

OTHER ASSETS:
Wireless license acquisition costs	350,688,085	350,688,085
Deferred financing costs, net	29,016,495	30,304,336
Customer list, net	6,666,964	8,889,285
Other	75,183	80,684

Total other assets	386,446,727	389,962,390

Total assets	$508,460,730	$518,410,025

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,546,935	$8,303,165
Accounts payable — affiliates	—	7,870,180
Accrued expenses	1,489,762	1,424,181
Accrued interest	10,813,713	5,277,896
Deferred revenue and customer deposits	5,232,810	5,174,787
Current portion of long-term debt	31,937,500	28,250,000

Total current liabilities	57,020,720	56,300,209

OTHER LIABILITIES:
Payables — affiliates	159,957	5,932,149
Long-term debt, net of current portion	446,386,754	457,136,754
Deferred income taxes	22,692,288	20,602,954
STOCKHOLDER’S DEFICIT:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding	100	100
Additional paid-in capital	239,632,804	239,632,804
Retained deficit	(257,431,893)	(261,194,945)

Total stockholder’s deficit	(17,798,989)	(21,562,041)

Total liabilities and stockholder’s deficit	$508,460,730	$518,410,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
OPERATING REVENUE:
Service revenue	$38,308,035	$34,076,096
Roaming revenue	10,753,337	10,318,837
Equipment and other revenue	1,649,813	1,369,647

Total operating revenue	50,711,185	45,764,580

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	9,945,977	10,952,595
Cost of equipment	3,581,014	4,427,602
Marketing and selling	5,060,655	6,035,007
General and administrative	7,963,406	6,510,247
Depreciation and amortization	7,586,579	6,739,758

Total operating expenses	34,137,631	34,665,209

OPERATING INCOME	16,573,554	11,099,371
Interest expense	(10,575,483)	(11,246,460)
Other income, net	71,362	353

INCOME (LOSS) BEFORE INCOME TAXES	6,069,433	(146,736)
Income tax (expense) benefit	(2,306,385)	55,760

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,763,048	(90,976)
Cumulative effect of change in accounting principle, net of income tax benefit of $84,474,000 (Note 3)	—	(137,826,000)

NET INCOME (LOSS)	$3,763,048	$(137,916,976)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	$37,630	$(910)
Cumulative effect of change in accounting principle	—	(1,378,260)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$37,630	$(1,379,170)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) before cumulative effect of change in accounting principle	$3,763,048	$(90,976)
Adjustments to reconcile income (loss) before cumulative effect of change in accounting principle to net cash provided by operating activities —
Depreciation and amortization	7,586,579	6,739,758
Amortization of financing costs	1,314,157	1,311,344
Deferred income taxes	2,089,334	(250,310)
Loss on disposition of assets, net	—	9,291
Changes in current assets and liabilities —
Accounts receivable	1,582,053	2,361,445
Other current assets	11,992	423,826
Accounts payable	(756,230)	(1,438,659)
Accrued expenses	5,601,398	5,786,298
Deferred revenue and customer deposits	58,023	131,852

Net cash provided by operating activities	21,250,354	14,983,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,812,953)	(3,938,846)
Increase in receivable — affiliates	—	(1,338,655)
Decrease in payable — affiliates	(15,366,776)	(1,400,227)
Other investing activities	(20,811)	5,559

Net cash used in investing activities	(23,200,540)	(6,672,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(7,062,500)	(8,062,500)
Other financing activities	—	(26,172)

Net cash used in financing activities	(7,062,500)	(8,088,672)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,012,686)	223,028
CASH AND CASH EQUIVALENTS, beginning of period	29,465,184	4,286,325

CASH AND CASH EQUIVALENTS, end of period	$20,452,498	$4,509,353

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$3,720,508	$3,697,118
Income taxes	$512,050	$535,263
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$1,724,440	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

      The condensed consolidated balance sheets of Dobson/ Sygnet Communications Company (“the Company”) as of March 31, 2003, the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

      The condensed consolidated balance sheet data at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company’s December 31, 2002 consolidated financial statements included in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

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

2.     Long-Term Debt

      The Company, through its wholly-owned subsidiary, Sygnet Wireless, Inc., has credit facilities for an aggregate of $305.2 million, consisting of a $30.9 million revolving credit facility and $274.3 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 3.7% and 10.5% since inception. As of March 31, 2003, the Company had $278.3 million outstanding under its credit facility and it had $26.9 million of availability. Obligations under the credit facility are secured by a pledge of the capital stock of its subsidiary as well as a lien on substantially all of its assets and the assets of its operating subsidiary. The credit facility requires the maintenance of certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company’s ability to meet its debt service obligations. As of March 31, 2003, the Company was in compliance with the required financial ratios. In addition, the Company’s ability to borrow under the credit facility is limited by the requirement that, on a quarterly basis, the amount available under the credit facility will reduce until it terminates.

      As of March 31, 2003, the Company had outstanding $200.0 million principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008. On September 30, 2002 the Company’s parent, Dobson Communications, purchased $11.5 million principle amount of the Company’s outstanding senior notes for approximately $8.9 million.

      The principal stockholder of Dobson Communications, DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $320 million as of March 31, 2003, including fees and interest. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, the Company could experience a change of control under its indenture governing its outstanding senior notes. Upon a change of control, the Company

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be required to offer to purchase its outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. As of March 31, 2003, the Company did not have the funds necessary or available facilities to complete the repurchase. If the Company failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of the Company’s outstanding senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under the Company’s credit facility, potentially resulting in the acceleration of all outstanding indebtedness under the Company’s credit facility. These factors raise substantial doubt about the Company’s ability to continue operating as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might result if the Company is unable to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of Dobson Communications’ common stock, so that DCCLP would retain a controlling interest in Dobson Communications and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which Dobson Communications and its subsidiaries are parties in the event of a subsequent default by DCCLP under the restructure loan. The agreement in principle is not binding on either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to May 16, 2003. The Company can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

3.     Change in Accounting Principles and Practices

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to cease amortization of existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, the Company is treating its wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1, 2002, the Company ceased the amortization of its wireless license acquisition costs. Instead, the Company now tests its indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. Through December 31, 2001, the Company’s accounting policy was to evaluate the carrying value of its intangible assets based on its undiscounted cash flows. However, as a result of implementing SFAS No. 142, the Company is now required to evaluate the carrying value of its indefinite life intangible assets using their fair values. Upon implementation of SFAS No. 142 on January 1, 2002, the Company recorded a charge, net of income tax benefit, of approximately $137.8 million to reflect the write down of its wireless license acquisition costs to their fair value.

4.     Contingencies

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

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of March 31, 2003, our systems covered a total population of approximately 2.4 million and we had 327,900 subscribers. Our wireless systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. Post-paid subscribers account for the largest portion of our subscriber base, at 98.1%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services; however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. The reseller base accounts for 1.4% of our total subscriber base. Our pre-paid subscribers, which account for less than 1.0% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of minutes.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes of use) was $0.22 per minute for the three months ended March 31, 2003 and $0.25 per minute for the three months ended March 31, 2002. These declines have been generally offset by increases in average minutes of use per subscriber. The average minute-of-use per subscriber increased 23.0% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. We believe that the industry trend of increasing minutes of use per subscriber will continue to offset declining revenues per minute of use due to the continued popularity of single rate calling plans and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 21.2% of our operating revenue for the three months ended March 31, 2003 and 22.5% for the three months ended March 31, 2002. Roaming revenues have typically had higher average per minute rates and continue to have higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue produce higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.21 for the three months ended

March 31, 2003 and $0.25 for the three months ended March 31, 2002. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming minutes increased 25.1% for the three months ended March 31, 2003 compared to 2002. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Our ability to sell wireless equipment is independent of our ability to offer wireless services to our customer; therefore, we consider equipment sales a separate earnings process and account for it accordingly.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets. As discussed above with regard to service revenue, there is a continuing trend toward increasing minutes-of-use per subscriber. This includes minutes used by our subscribers when they roam into other providers’ markets. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well. This decline in expense per minute has helped offset the increased expense from growth in minutes-of-use per subscriber.

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

      This change in policy has and may continue to have a significant impact to our results of operations and financial position. Through December 31, 2001, as stated above, our accounting policy for impairment of long-lived assets was to review the carrying value of our long-lived assets and certain identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If such circumstances were deemed to exist, the carrying value of the asset would be compared to the estimated undiscounted future cash flows generated by the asset. Our definite life assets will continue to be amortized over their estimated useful lives and are subject to the same criteria. As a result of fully implementing SFAS No. 142 on January 1, 2002, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values, at least annually. To complete this evaluation, we first performed a comparison of the carrying amount of our wireless license acquisition costs to the fair value of those assets. For purposes of this comparison, it is our policy to aggregate our wireless license acquisition costs. We determined the fair value of our wireless license acquisition costs based on their estimated future discounted cash flows. Based on the comparison we performed upon implementation, we determined that the carrying amount of our wireless license acquisition costs exceeded their estimated fair value. Therefore, upon implementation of this new pronouncement in its entirety, we recorded a charge, net of income tax benefit, of $137.8 million to reflect the write-down of our wireless license acquisition costs to their fair value.

Results of Operations

      In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

Three Months Ended March 31, 2003 Compared to Three Months ended March 31, 2002

      Operating revenues. For the three months ended March 31, 2003, our total operating revenue increased $4.9 million, or 10.8%, to $50.7 million from $45.8 million for the comparable period in 2002. The following table sets forth the components of our revenue for the periods indicated:

	Three Months Ended March 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Operating revenue:
Service revenue	$38,308	75.5%	$34,076	74.5%
Roaming revenue	10,753	21.2%	10,319	22.5%
Equipment and other revenue	1,650	3.3%	1,370	3.0%

Total	$50,711	100.0%	$45,765	100.0%

      For the three months ended March 31, 2003, our service revenue increased $4.2 million, or 12.4%, to $38.3 million from $34.1 million for the three months ended March 31, 2002. This increase was attributable to increased penetration and usage. Our subscriber base increased 11.3% to 327,900 at March 31, 2003 from 294,600 at March 31, 2002. Our average monthly service revenue per subscriber increased to $40 for the three months ended March 31, 2003, compared to $39 for the three months ended March 31, 2002.

      For the three months ended March 31, 2003, our roaming revenue increased $0.5 million, or 4.2%, to $10.8 million from $10.3 million for the three months ended March 31, 2002. This increase was primarily attributable to a 25.1% increase in roaming minutes in our markets due to expanded coverage areas and increased usage, offset by a 16.7% decline in our roaming revenue per minute-of-use.

      For the three months ended March 31, 2003, our equipment and other revenue increased $0.3 million, or 20.4%, to $1.7 million from $1.4 million for the three months ended March 31, 2002. This increase primarily resulted from an increased amount of wireless equipment upgrades during the three months ended March 31, 2003 compared to the same period in 2002.

      Cost of Service. For the three months ended March 31, 2003, our total cost of service decreased $1.1 million, or 9.2%, to $9.9 million from $11.0 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended March 31,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$5,904	59.4%	$5,676	51.8%
Roaming costs	4,042	40.6%	5,277	48.2%

Total cost of service	$9,946	100.0%	$10,953	100.0%

      For the three months ended March 31, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, increased $0.2 million, or 4.0%, to $5.9 million from $5.7 million for the comparable period in 2002. This increase was primarily the result of an increase in wholesale toll charges, due to increases in customer usage, and an increase in rent incurred from our cell site leases as a result of the continued build-out of our network.

      For the three months ended March 31, 2003, roaming costs decreased by $1.3 million, or 23.4%, to $4.0 million from $5.3 million compared to the same period in 2001. This decrease was the result of a 31.8% decline in rates charged by those providers resulting from new lower rate agreements, offset by a 10.4% increase in the minutes used by our customers on third-party wireless providers networks.

      Cost of equipment. For the three months ended March 31, 2003, our cost of equipment decreased $0.8 million, or 19.1%, to $3.6 million from $4.4 million for the three months ended March 31, 2002, primarily as a result of a decrease in gross subscriber additions. Gross subscriber additions totaled 14,300 for the three months ended March 31, 2003 compared to gross subscriber additions of 21,900 for the three months ended March 31, 2002.

      Marketing and selling costs. For the three months ended March 31, 2003, our marketing and selling costs decreased $0.9 million, or 16.1%, to $5.1 million from $6.0 million for the three months ended March 31, 2002. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 10.0% for the three months ended March 31, 2003 from 13.2% for the three months ended March 31, 2002. This is a result of efficiencies gained from centralized marketing functions with our parent, Dobson Communications, and a decrease in gross subscriber additions.

      General and administrative costs. For the three months ended March 31, 2003, our general and administrative costs increased $1.5 million, or 22.3%, to $8.0 million from $6.5 million for the three months ended March 31, 2002. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business.

      Depreciation and amortization expense. For the three months ended March 31, 2003, our depreciation and amortization expense increased $0.9 million, or 12.6%, to $7.6 million from $6.7 million for the comparable period in 2002. This increase is a result of additional depreciation on fixed assets acquired in 2002 and the first three months of 2003.

      Interest expense. For the three months ended March 31, 2003, our interest expense decreased $0.6 million, or 6.0%, to $10.6 million from $11.2 million for the three months ended March 31, 2002. This decrease is a result of decreased variable interest rates and the reduction of the outstanding balance on our credit facility.

      Cumulative effect of change in accounting principle. For the three months ended March 31, 2002, we recognized an impairment on our wireless license acquisition costs of approximately $137.8 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets.”

      Net income (loss). For the three months ended March 31, 2003 our net income was $3.8 million compared to a net loss of $137.9 million for the three months ended March 31, 2002. This increase in net income was primarily a result of our not recognizing impairments of our intangible assets in 2003 compared to a $137.8 million impairment recognized during 2002.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, capital contributions from our parent, bank debt and the sale of debt securities.

      At March 31, 2003, we had a working capital deficit of $17.2 million (a ratio of current assets to current liabilities of 0.7:1) and an unrestricted cash balance of $20.5 million, which compares to working capital deficit of $5.8 million (a ratio of current assets to current liabilities of 0.9:1) and an unrestricted cash balance of $29.5 million at December 31, 2002.

      Our net cash provided by operating activities totaled $21.3 million for the three months ended March 31, 2003 compared to $15.0 million for the three months ended March 31, 2002. The increase is primarily due to the increase in our operating income.

      Our net cash used in investing activities totaled $23.2 million for the three months ended March 31, 2003 compared to $6.7 million for the three months ended March 31, 2002. This increase resulted primarily from an increase in capital expenditures and the decrease in payable-affiliates for the three months ended March 31, 2003. Capital expenditures for the three months ended March 31, 2003 were $7.8 million compared to $3.9 million for the three months ended March 31, 2002.

      Net cash used in financing activities was $7.1 million for the three months ended March 31, 2003 compared to $8.1 million for the three months ended March 31, 2002. Financing activity uses for the three months ended March 31, 2003 consisted of repayments of long-term debt totaling $7.1 million. Financing activity uses for the three months ended March 31, 2002, consisted primarily of repayments of long-term debt totaling $8.1 million.

      Our capital expenditures were $7.8 million for the three months ended March 31, 2003. We have budgeted approximately $20 million for capital expenditures in 2003. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Through our wholly-owned subsidiary, Sygnet Wireless, Inc., we have credit facilities, for an aggregate of $305.2 million, consisting of a $30.9 million revolving credit facility and $274.3 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula. The weighted average interest rate for the three months ended March 31, 2003 was 4.3% and interest rates have ranged between 3.7% and 10.5% since inception of the credit facility. As of March 31, 2003, we had $278.3 million outstanding under our credit facility and we had $26.9 million of availability. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and the assets of our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of March 31, 2003, we were in compliance with the required financial ratios. In addition, our ability to borrow under our credit facility is limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates.

      As of March 31, 2003, we had outstanding $200.0 million principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008. On September 30, 2002, our parent, Dobson Communication, purchased $11.5 million principal amount of our outstanding senior notes for approximately $8.9 million.

      The principal stockholder of Dobson Communications, DCCLP, and certain of its affiliates, are parties to credit agreements with Bank of America, N.A. These credit agreements have aggregate principal amounts outstanding of approximately $320 million as of March 31, 2003, including fees and interest. To secure their obligations under these credit agreements, DCCLP and these affiliates individually pledged certain assets, which include beneficial ownership of securities representing controlling interests in DCCLP and Dobson Communications. If any of the loans are not paid at maturity or if an event of default occurs under any of the loan agreements and the lender elects to foreclose on the collateral, we could experience a change of control under the indenture governing our outstanding senior notes. Upon a change of control, we would be required to offer to purchase our outstanding senior notes at 101% of the principal amount plus accrued and unpaid interest. As of March 31, 2003, we did not have the funds necessary or available facilities to complete the repurchase. If we failed to complete the purchase of the tendered senior notes, the senior noteholders or the indenture trustee would be entitled to accelerate the maturity of our outstanding senior notes. A foreclosure on DCCLP’s pledged shares could also result in an event of default under our credit facility, potentially resulting in the acceleration of all outstanding indebtedness under our credit facility. These factors raise substantial doubt about our ability to continue operating as a going concern.

      On March 31, 2003, Bank of America and DCCLP reached an agreement in principle for the amendment and restructuring of the DCCLP loan. Under the terms of the agreement in principle, Bank of America would permanently release its lien on a sufficient number of shares of Dobson Communications’ common stock, so that DCCLP would retain a controlling interest in Dobson Communications and no change of control could occur under credit agreements, indentures, preferred stock and other instruments to which Dobson Communi-

cations and its subsidiaries are parties in the event of a subsequent default by DCCLP under the restructure loan. The agreement in principle is not binding on either party, and is subject to the completion of a definitive legal agreement. In order to allow time for the completion of a definitive legal agreement, Bank of America has agreed to extend the maturity date of the DCCLP loan to May 16, 2003. We can provide no assurance that DCCLP and Bank of America will consummate the transactions provided for in the agreement in principle.

      Although we cannot provide you any assurance, we believe that, assuming successful implementation of our strategy, including the further development of our wireless systems and significant and sustained growth in our cash flow, borrowings under our bank facility and cash flow from operations will be sufficient to satisfy our capital expenditure, working capital and debt service obligations for the next twelve months. We will need to refinance our bank facility and the senior notes at their maturities, which begin in 2006. Our ability to do so will depend on, among other things, our financial condition at the time, the restrictions in the instruments governing our indebtedness and other factors, including market conditions beyond our control. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

Effect of New Accounting Standards

      In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop the amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. Under the new rules, we are treating our wireless license acquisition costs as indefinite life intangible assets. As a result, effective January 1,2002, we ceased the amortization of wireless license acquisition costs. Instead, we will test our indefinite life intangible assets for impairment at least annually and will only adjust the carrying amount of these intangible assets upon an impairment of the indefinite life intangible assets. Through December 31, 2001, our accounting policy was to evaluate the carrying value of our intangible assets based on our undiscounted cash flows. However, as a result of implementing SFAS No. 142, we are now required to evaluate the carrying value of our indefinite life intangible assets using their fair values. As a result of our implementation of SFAS No. 142 on January 1, 2002, we recorded a charge, net of income tax benefit, of approximately $137.8 million to reflect the write down of our wireless license acquisition costs to their fair value.

      In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We adopted this standard on January 1, 2003, with no material effect on our financial condition or operations.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      Not applicable

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2	Registrant’s Amended Bylaws.	(2)[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3	Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
4.3.1	First Amendment to Credit Agreement dated February 9, 1999.	(4)[4.4.1	]
4.3.2	Second Amendment to Credit Agreement dated March 19, 1999.	(4)[4.4.2	]
4.3.3	Third Amendment to Credit Agreement dated May 28, 1999.	(4)[4.4.3	]
4.3.4	Fourth Amendment to Credit Agreement dated July 28, 2000.	(4)[4.4.4	]
4.3.5	Fifth Amendment to Credit Agreement dated August 11, 2000.	(4)[4.4.5	]
10.1.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3.1	]
10.1.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2	]
10.1.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3	]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4	]
10.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5	]
10.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6	]

Exhibit		Method of
Numbers	Description	Filing

10.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA)	(3)[10.1.7 ]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(b)	Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

Date: May 14, 2003

/s/ EVERETT R. DOBSON

Everett R. Dobson
Chairman of the Board and
Chief Executive Officer

Date: May 14, 2003

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

May 14, 2003

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

Bruce R. Knooihuizen
Vice President and Chief Financial Officer

May 14, 2003

INDEX TO EXHIBITS

Exhibit			Method of
Numbers		Description	Filing

3.1		Registrant’s Amended Certificate of Incorporation.	(2)[3.1]
3.2		Registrant’s Amended Bylaws.	(2)[3.2]
4.1		Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)[4.1]
4.2		Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)[4.1]
4.3		Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)[4.5]
4	.3.1	First Amendment to Credit Agreement dated February 9, 1999.	(4)[4.4.1]
4	.3.2	Second Amendment to Credit Agreement dated March 19, 1999.	(4)[4.4.2]
4	.3.3	Third Amendment to Credit Agreement dated May 28, 1999.	(4)[4.4.3]
4	.3.4	Fourth Amendment to Credit Agreement dated July 28, 2000.	(4)[4.4.4]
4	.3.5	Fifth Amendment to Credit Agreement dated August 11, 2000.	(4)[4.4.5]
10	.1.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)[10.3.1]
10	.1.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)[10.3.2]
10	.1.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)[10.3.3]
10	.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)[10.3.4]
10	.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)[10.3.5]
10	.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)[10.1.6]
10	.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA)	(3)[10.1.7]

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.