Form 10-Q
period 2003-06-30
DOBSON SYGNET COMMUNICATIONS CO
filed 2003-08-14
CIK 1076761

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 333-71051

Dobson/ Sygnet

Communications Company
(Exact name of registrant as specified in its charter)

Oklahoma	73-1547216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14201 Wireless Way Oklahoma City, Oklahoma	73134
(Address of principal executive offices)	(Zip Code)

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

      As of August 8, 2003, there were 100 shares of the registrant’s $1.00 par value common stock outstanding, all of which were beneficially owned by Dobson Communications Corporation.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

INDEX TO FORM 10-Q

Item
Number		Page

	PART I. FINANCIAL INFORMATION
1	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	2
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
3	Quantitative and Qualitative Disclosure about Market Risk	15
4	Controls and Procedures	15
	PART II. OTHER INFORMATION
1	Legal Proceedings	16
2	Changes in Securities and Use of Proceeds	16
3	Defaults Upon Senior Securities	16
4	Submission of Matters to a Vote of Security Holders	16
5	Other Information	16
6	Exhibits and Reports on Form 8-K	16

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,690,911	$29,465,184
Accounts receivable —
Customers, net	18,654,997	17,941,235
Affiliate	7,062,755	—
Inventory	1,846,757	1,811,730
Prepaid expenses and other	1,529,344	1,245,641

Total current assets	34,784,764	50,463,790

PROPERTY, PLANT AND EQUIPMENT, net	81,251,283	77,983,845

OTHER ASSETS:
Wireless license acquisition costs	350,688,085	350,688,085
Deferred financing costs, net	27,727,720	30,304,336
Customer list, net	4,444,642	8,889,285
Other	87,424	80,684

Total other assets	382,947,871	389,962,390

Total assets	$498,983,918	$518,410,025

LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$7,524,824	$8,303,165
Accounts payable — affiliates	—	13,802,329
Accrued expenses	1,413,997	1,424,181
Accrued interest	4,628,324	5,277,896
Deferred revenue and customer deposits	5,346,520	5,174,787
Current portion of long-term debt	35,625,000	28,250,000

Total current liabilities	54,538,665	62,232,358

OTHER LIABILITIES:
Long-term debt, net of current portion	431,511,754	457,136,754
Deferred income taxes	25,725,244	20,602,954
STOCKHOLDER’S DEFICIT:
Common stock, $1.00 par value, 500 shares authorized and 100 shares issued and outstanding	100	100
Additional paid-in capital	239,632,804	239,632,804
Retained deficit	(252,424,649)	(261,194,945)

Total stockholder’s deficit	(12,791,745)	(21,562,041)

Total liabilities and stockholder’s deficit	$498,983,918	$518,410,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
OPERATING REVENUE:
Service revenue	$39,513,878	$37,096,881	$77,821,913	$71,172,977
Roaming revenue	12,103,670	12,516,007	22,857,007	22,834,844
Equipment and other revenue	1,858,090	1,298,334	3,507,903	2,667,981

Total operating revenue	53,475,638	50,911,222	104,186,823	96,675,802

OPERATING EXPENSES:
Cost of service (exclusive of items shown separately below)	10,117,104	11,588,973	20,063,081	22,541,568
Cost of equipment	4,036,650	4,430,887	7,617,664	8,858,489
Marketing and selling	5,512,882	6,481,982	10,573,537	12,516,989
General and administrative	7,241,248	6,979,876	15,204,654	13,490,123
Depreciation and amortization	7,806,327	7,011,233	15,392,906	13,750,991

Total operating expenses	34,714,211	36,492,951	68,851,842	71,158,160

OPERATING INCOME	18,761,427	14,418,271	35,334,981	25,517,642
Interest expense	(10,463,080)	(11,245,875)	(21,038,563)	(22,492,335)
Other (expense) income, net	(222,143)	2,889	(150,781)	3,242

INCOME BEFORE INCOME TAXES	8,076,204	3,175,285	14,145,637	3,028,549
Income tax expense	(3,068,956)	(1,206,609)	(5,375,341)	(1,150,849)

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,007,248	1,968,676	8,770,296	1,877,700
Cumulative effect of change in accounting principle, net of income tax benefit of $84,474,000 (Note 3)	—	—	—	(137,826,000)

NET INCOME (LOSS)	$5,007,248	$1,968,676	$8,770,296	$(135,948,300)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE:
Continuing operations	$50,072	$19,687	$87,703	$18,777
Cumulative effect of change in accounting principle	—	—	—	(1,378,260)

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE	$50,072	$19,687	$87,703	$(1,359,483)

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	100	100	100	100

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before cumulative effect of change in accounting principle	$8,770,296	$1,877,700
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities —
Depreciation and amortization	15,392,906	13,750,991
Amortization of financing costs	2,628,977	2,623,275
Deferred income taxes	5,122,290	883,714
Loss on disposition of assets, net	45,817	19,365
Changes in current assets and liabilities —
Accounts receivable	(7,776,517)	(1,098,791)
Other current assets	(318,730)	2,130,497
Accounts payable	(16,305,073)	(2,925,109)
Accrued expenses	(659,756)	(654,224)
Deferred revenue and customer deposits	171,733	462,275

Net cash provided by operating activities	7,071,943	17,069,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,539,987)	(13,638,373)
Proceeds from sale of assets	3,101	—
Decrease in payable — affiliates	—	(1,117,411)
Other investing activities	(6,969)	5,559

Net cash used in investing activities	(12,543,855)	(14,750,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(18,250,000)	(11,625,000)
Proceeds from long-term debt	—	7,500,000
Deferred financing costs	(52,361)	(55,626)

Net cash used in financing activities	(18,302,361)	(4,180,626)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,774,273)	(1,861,158)
CASH AND CASH EQUIVALENTS, beginning of period	29,465,184	4,286,325

CASH AND CASH EQUIVALENTS, end of period	$5,690,911	$2,425,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for —
Interest, net of amounts capitalized	$19,052,358	$19,625,790
Income taxes	$767,570	$810,806
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets from affiliates	$1,724,404	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The condensed consolidated balance sheets of Dobson/ Sygnet Communications Company (“the Company”) as of June 30, 2003, the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

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

      The Company, through its wholly-owned subsidiary, Sygnet Wireless, Inc., has credit facilities for an aggregate of $293.0 million, consisting of a $29.3 million revolving credit facility and $263.7 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula, and has ranged between 3.5% and 10.5% since inception. As of June 30, 2003, the Company had $267.1 million outstanding under its credit facility and it had $25.9 million of availability. Obligations under the credit facility are secured by a pledge of the capital stock of the Company’s subsidiary as well as a lien on substantially all of the Company’s assets and the assets of its operating subsidiary. The credit facility requires the maintenance of certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company’s ability to meet its debt service obligations. As of June 30, 2003, the Company was in compliance with the required financial ratios. In addition, the Company’s ability to borrow under the credit facility is limited by the requirement that, on a quarterly basis, the amount available under the credit facility will reduce until it terminates.

      As of June 30, 2003, the Company had outstanding $200.0 million principal amount of senior notes that bears interest at an annual rate of 12.25% and mature in 2008. On September 30, 2002 the Company’s parent, Dobson Communications, purchased $11.5 million principal amount of the Company’s outstanding senior notes for approximately $8.9 million.

      On May 19, 2003, the principal stockholder of Dobson Communications, DCCLP, and certain of its affiliates, entered into a new credit agreement with Bank of America, N.A. This credit agreement, which matures in May 2006, had an aggregate principal amount outstanding of $60 million as of June 30, 2003. To secure their obligations under this credit agreement, DCCLP and these affiliates individually pledged certain assets, which included beneficial ownership of shares of Dobson Communications class A and class B common stock. However, the new agreement eliminates the risk of a change of control of Dobson Communications related to a possible future default on the DCCLP loan as DCCLP has retained a sufficient number of shares of Dobson Communication’s class B common stock that are no longer pledged as collateral for DCCLP’s loan

DOBSON/ SYGNET COMMUNICATIONS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from Bank of America, so that a default under the new credit agreement would not result in a change of control of Dobson Communications or the Company. As a result, the substantial doubt that existed as of December 31, 2002 and March 31, 2003 regarding the Company’s ability to continue operating as a going concern no longer exists. Under the terms of the new agreement with Bank of America, DCCLP transferred 32.5 million shares of Dobson Communications class A common stock to Bank of America.

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

5.	Reclassifications

      Certain reclassifications have been made to the previously presented 2002 balances to conform them to the current presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis presents factors, which we believe are relevant to an assessment and understanding of our condensed consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and the related notes.

Overview

      We own and operate rural and suburban wireless communication systems serving a large cluster of properties. As of June 30, 2003, our systems covered a total population of approximately 2.4 million and we had 333,000 subscribers. Our wireless systems are located in Youngstown, Ohio and Erie, Pennsylvania, and in primarily rural and suburban areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas.

Subscribers

      Our subscriber base contains three types of subscribers; post-paid, reseller and pre-paid. Post-paid subscribers account for the largest portion of our subscriber base, at 98.0%. These subscribers pay a monthly access fee for a wireless service plan that generally includes a fixed amount of minutes and certain service features. In addition to the monthly access fee, these subscribers are typically billed in arrears for long-distance charges, roaming charges and rate plan overages. Our reseller subscribers are similar to our post-paid subscribers in that they pay monthly fees to utilize our network and services; however, these subscribers are billed by a third party (reseller), who has effectively resold our service to the end user (subscriber). We in turn bill the third party for the monthly usage of the end user. The reseller base accounts for 1.4% of our total subscriber base. Our pre-paid subscribers, which account for less than 1.0% of our subscriber base, are subscribers that pre-pay for an agreed upon amount of minutes.

      Our average monthly revenue per subscriber and total gross additions are calculated and reported based only on post-paid subscriber information.

Revenue

      Our operating revenue consists of service revenue, roaming revenue and equipment and other revenue.

      We derive service revenue primarily by providing wireless services to our subscribers. The industry has experienced a trend of declining average revenue per minute as competition among wireless service providers has led to reductions in rates for airtime. The yield on our service revenue (service revenue divided by subscriber minutes-of-use) was $0.19 per minute for the three months ended June 30, 2003, $0.23 per minute for the three months ended June 30, 2002, $0.20 per minute for the six months ended June 30, 2003 and $0.24 per minute for the six months ended June 30, 2002. These declines have been generally offset by increases in average minutes-of-use per subscriber. The average minutes-of-use per subscriber increased 13.4% and 15.5% for the three and six months ended June 30, 2003 compared to the same periods in 2002. We believe that the industry trend of increasing minutes-of-use per subscriber will continue to offset declining revenues per minute-of-use due to the continued popularity of calling plans which offer a large number of included minutes and the enhanced service capacity of recently developed digital networks.

      We derive roaming revenue by providing service to subscribers of other wireless providers when those subscribers “roam” into our markets and use our systems to carry their calls. Roaming accounted for 22.6% of our operating revenue for the three months ended June 30, 2003, 24.6% for the three months ended June 30, 2002, 21.9% for the six months ended June 30, 2003 and 23.6% for the six months ended June 30, 2002. Roaming revenues have typically had higher margins than revenues from our subscribers. We achieve these higher margins because we incur relatively lower incremental costs related to network operation, billing, customer service and collections in servicing roaming customers as compared to our home subscribers. However, even though roaming revenue produces higher margins than revenue from our subscribers, the yields are declining due to increased market pressures and competition between wireless providers. Our roaming yield (roaming revenue, which includes airtime, toll charges and surcharges, divided by roaming minutes of use) was $0.22 for the three months ended June 30, 2003, $0.25 for the three months ended June 30, 2002, $0.21 for the six months ended June 30, 2003, and $0.25 for the six months ended June 30, 2002. We believe that the trend of increasing roaming minutes will continue to at least partially offset declining roaming yields. Roaming minutes increased 12.1% and 17.9% for the three and six months ended June 30, 2003 compared to the same periods in 2002. Roaming yields are decreasing as a result of new contracts and scheduled rate reductions in existing contracts. We believe these roaming contracts are beneficial because they secure existing traffic and provide opportunity for a continuing increase in the volume of traffic. Roaming revenue tends to be impacted by seasonality. We typically have higher roaming revenue during the second and third quarters of each year, as users tend to travel more and, therefore, use their wireless phones more during the spring and summer months.

      We include long-distance revenue in service revenue and roaming revenue. Equipment revenue is revenue from selling wireless equipment to our subscribers. Equipment revenue is recognized when the equipment is delivered to the customer. Our ability to sell wireless equipment is independent of our ability to offer wireless services to our customers; therefore, we consider equipment sales to be a separate earnings process and account for it accordingly.

Costs and Expenses

      Our primary operating expense categories include cost of service, cost of equipment, marketing and selling costs, general and administrative costs and depreciation and amortization.

      Our cost of service consists primarily of costs to operate and maintain our facilities utilized in providing service to customers and amounts paid to third-party wireless providers for providing service to our subscribers when our subscribers roam into their markets, referred to as “roaming costs”. Consistent with the trend of declining roaming revenue per minute, our roaming expense per minute has declined as well. This decline in expense per minute has contributed significantly to the recent trend of declining cost of service.

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

      We depreciate our property, plant and equipment and amortize our customer lists and certain other definite life intangible assets over their useful lives. These useful lives are based on our estimates of the period that the assets will generate revenue. Our policy was to review the carrying value of our long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. With the January 2002 implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires companies to cease the amortization of existing goodwill and intangible assets with indefinite lives, we reassessed the useful lives of our intangible assets. A significant portion of our intangible assets is classified as “Wireless license acquisition costs,” which represents our costs associated with acquiring our FCC licenses. These licenses allow us to provide wireless services by giving us the exclusive right to utilize certain radio frequency spectrum. Although the FCC licenses are issued for only a fixed time, generally ten years, these licenses are renewed by the FCC on a routine basis and for a nominal fee. In addition, we have determined that there are no legal, regulatory, contractual, competitive, economic or other factors that limit the useful life of these FCC licenses. As a result, our wireless license acquisition costs are treated as indefinite life intangible assets. Therefore, upon implementing SFAS No. 142 in its entirety on January 1, 2002, we ceased the amortization of wireless license acquisition costs and now test for impairment of wireless license acquisition costs at least annually and only adjust the carrying amount of these intangible assets upon an impairment of wireless license acquisition costs. We also determine on an annual basis whether facts and circumstances continue to support an indefinite useful life.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Operating revenues. For the three months ended June 30, 2003, our total operating revenue increased $2.6 million, or 5.0%, to $53.5 million from $50.9 million for the comparable period in 2002. The following table sets forth the components of our revenue for the periods indicated:

	Three Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$39,514	73.9%	$37,097	72.9%
Roaming revenue	12,104	22.6%	12,516	24.6%
Equipment and other revenue	1,858	3.5%	1,298	2.5%

Total	$53,476	100.0%	$50,911	100.0%

      For the three months ended June 30, 2003, our service revenue increased $2.4 million, or 6.5%, to $39.5 million from $37.1 million for the three months ended June 30, 2002. This increase was attributable to increased penetration and usage. Our average subscriber base increased 10.4% to 323,900 for the three months ended June 30, 2003 from 293,400 for the three months ended June 30, 2002. Our average monthly service revenue per subscriber decreased to $40 for the three months ended June 30, 2003, compared to $42 for the three months ended June 30, 2002 due to increased competition and market pressure.

      For the three months ended June 30, 2003, our roaming revenue decreased $0.4 million, or 3.3%, to $12.1 million from $12.5 million for the three months ended June 30, 2002. This decline in revenue was attributable to a 13.7% decline in our roaming revenue per minute-of-use, partially offset by a 12.1% increase in roaming minutes in our markets. The increase in roaming minutes, along with the decline in our roaming yield, have resulted from roaming agreements we have entered into which encourage our roaming partners to send us additional traffic by offering them reduced roaming rates.

      For the three months ended June 30, 2003, our equipment and other revenue increased $0.6 million, or 43.1%, to $1.9 million from $1.3 million for the three months ended June 30, 2002. This increase primarily resulted from an increased amount of wireless equipment upgrades during the three months ended June 30, 2003 compared to the same period in 2002.

      Cost of Service. For the three months ended June 30, 2003, our total cost of service decreased $1.5 million, or 12.7%, to $10.1 million from $11.6 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Three Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$5,571	55.1%	$6,136	52.9%
Roaming costs	4,546	44.9%	5,453	47.1%

Total cost of service	$10,117	100.0%	$11,589	100.0%

      For the three months ended June 30, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, decreased $0.5 million, or 9.2%, to $5.6 million from $6.1 million for the comparable period in 2002. This decrease primarily resulted from credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.

      For the three months ended June 30, 2003, roaming costs decreased by $1.0 million, or 16.6%, to $4.5 million from $5.5 million compared to the same period in 2002. This decrease was the result of a 22.6% decline in rates charged by third-party wireless providers resulting from new lower rate agreements, offset by a 7.8% increase in the minutes used by our customers on those providers’ networks.

      Cost of equipment. For the three months ended June 30, 2003, our cost of equipment decreased $0.4 million, or 8.9%, to $4.0 million from $4.4 million for the three months ended June 30, 2002, primarily as a result of a decrease in gross subscriber additions. Gross subscriber additions totaled 15,100 for the three months ended June 30, 2003 compared to gross subscriber additions of 22,000 for the three months ended June 30, 2002.

      Marketing and selling costs. For the three months ended June 30, 2003, our marketing and selling costs decreased $1.0 million, or 15.0%, to $5.5 million from $6.5 million for the three months ended June 30, 2002. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 10.3% for the three months ended June 30, 2003 from 12.7% for the three months ended June 30, 2002. This is a result of efficiencies gained from centralized marketing functions with our parent, Dobson Communications, and a decrease in gross subscriber additions.

      General and administrative costs. For the three months ended June 30, 2003, our general and administrative costs increased $0.2 million, or 3.7%, to $7.2 million from $7.0 million for the three months ended June 30, 2002. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per average subscriber decreased to approximately $7 for the three months ended June 30, 2003 compared to approximately $8 for the three months ended June 30, 2002.

      Depreciation and amortization expense. For the three months ended June 30, 2003, our depreciation and amortization expense increased $0.8 million, or 11.3%, to $7.8 million from $7.0 million for the comparable period in 2002. This increase is a result of additional depreciation on fixed assets acquired in 2002 and the first six months of 2003.

      Interest expense. For the three months ended June 30, 2003, our interest expense decreased $0.7 million, or 7.0%, to $10.5 million from $11.2 million for the three months ended June 30, 2002. This decrease is a result of decreased variable interest rates and the reduction of the outstanding balance on our credit facility.

      Net income. For the three months ended June 30, 2003 our net income increased $3.0 million to $5.0 million from $2.0 million for the three months ended June 30, 2002. This increase in net income was a result of our overall increase in operating income.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Operating revenues. For the six months ended June 30, 2003, our total operating revenue increased $7.5 million, or 7.8%, to $104.2 million from $96.7 million for the comparable period in 2002. The following table sets forth the components of our revenue for the periods indicated:

	Six Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Service revenue	$77,822	74.7%	$71,173	73.6%
Roaming revenue	22,857	21.9%	22,835	23.6%
Equipment and other revenue	3,508	3.4%	2,668	2.8%

Total	$104,187	100.0%	$96,676	100.0%

      For the six months ended June 30, 2003, our service revenue increased $6.6 million, or 9.3%, to $77.8 million from $71.2 million for the six months ended June 30, 2002. This increase was attributable to increased penetration and usage. Our average subscriber base increased 10.8% to 322,000 for the six months ended June 30, 2003 from 290,500 for the six months ended June 30, 2002. Our average monthly service revenue per subscriber decreased 2.4% to $40 for the six months ended June 30, 2003 compared to $41 for the six months ended June 30, 2002, due to increased competition and market pressure.

      For the six months ended June 30, 2003, our roaming revenue increased $0.1 million, or 0.1%, to $22.9 million from $22.8 million for the six months ended June 30, 2002. This increase was primarily attributable to a 17.9% increase in roaming minutes in our markets due to expanded coverage areas and increased usage, offset by a 15.1% decline in our roaming revenue per minute-of-use.

      For the six months ended June 30, 2003, our equipment and other revenue increased $0.8 million, or 31.5%, to $3.5 million from $2.7 million for the six months ended June 30, 2002. This increase primarily resulted from an increased amount of wireless equipment upgrades during the six months ended June 30, 2003 compared to the same period in 2002.

      Cost of service. For the six months ended June 30, 2003, our total cost of service decreased $2.4 million, or 11.0%, to $20.1 million from $22.5 million for the comparable period in 2002. The following table sets forth the components of our cost of service for the periods indicated:

	Six Months Ended June 30,

	2003		2002

	Amount	Percentage	Amount	Percentage

	($ in thousands)
Network costs	$11,475	57.2%	$11,812	52.4%
Roaming costs	8,588	42.8%	10,730	47.6%

Total cost of service	$20,063	100.0%	$22,542	100.0%

      For the six months ended June 30, 2003, our network costs, which are the costs incurred from operating our wireless network and providing service to our customers, decreased $0.3 million, or 2.9%, to $11.5 million from $11.8 million for the comparable period in 2002. This decrease primarily resulted from credits received from certain of our network service providers and renegotiated lower local access rates charged to us by third-party providers for use of local access across the network.

      For the six months ended June 30, 2003, roaming costs decreased by $2.1 million, or 20.0%, to $8.6 million from $10.7 million compared to the same period in 2002. This decrease was the result of a 26.6% decline in rates charged by third-party wireless providers resulting from new lower rate agreements, offset by a 9.0% increase in the minutes used by our customers on those providers’ networks.

      Cost of equipment. For the six months ended June 30, 2003, our cost of equipment decreased $1.3 million, or 14.0%, to $7.6 million from $8.9 million for the six months ended June 30, 2002, primarily as a result of a decrease in gross subscriber additions. Gross subscriber additions totaled 29,400 for the six months ended June 30, 2003 compared to gross subscriber additions of 43,900 for the six months ended June 30, 2002.

      Marketing and selling costs. For the six months ended June 30, 2003 and 2002, our marketing and selling costs decreased $1.9 million, or 15.5%, to $10.6 million from $12.5 million for the six months ended June 30, 2002. In addition, as a percentage of total operating revenue, marketing and selling costs decreased to 10.2% for the six months ended June 30, 2003 from 13.0% for the six months ended June 30, 2002. This is a result of efficiencies gained from centralized functions with our parent, Dobson Communications, and a decrease in gross subscriber additions.

      General and administrative costs. For the six months ended June 30, 2003, our general and administrative costs increased $1.7 million, or 12.7%, to $15.2 million from $13.5 million for the six months ended June 30, 2002. This increase was the result of increased infrastructure costs, including customer service, billing, collections and administrative costs as a result of the overall growth of our business. Our overall monthly general and administrative costs per average subscriber remained constant at approximately $8 for the six months ended June 30, 2003 and 2002.

      Depreciation and amortization expense. For the six months ended June 30, 2003, our depreciation and amortization expense increased $1.6 million, or 11.9%, to $15.4 million from $13.8 million for the comparable period in 2002. This increase is a result of additional depreciation on fixed assets acquired in 2002 and the first six months of 2003.

      Interest expense. For the six months ended June 30, 2003, our interest expense decreased $1.5 million, or 6.5%, to $21.0 million from $22.5 million for the six months ended June 30, 2002. This decrease is a result of decreased variable interest rates and the reduction of the outstanding balance on our revolving credit facility.

      Cumulative effect of change in accounting principle. For the six months ended June 30, 2002, we recognized an impairment on our wireless license acquisition costs of approximately $137.8 million, net of tax benefit, as a result of implementing SFAS No. 142 “Goodwill and Other Intangible Assets.”

      Net income (loss). For the six months ended June 30, 2003, our net income was $8.8 million compared to a net loss of $135.9 million for the six months ended June 30, 2002. This increase in net income during the six months ended June 30, 2003, resulted primarily from the recognition of impairments of our intangible assets in 2002 totaling $137.8 million and an increase in operating income during 2003.

Liquidity and Capital Resources

      We have required, and will likely continue to require, substantial capital to further develop, expand and upgrade our wireless systems and those we may acquire. We have financed our operations through cash flows from operating activities, capital contributions from our parent, bank debt and the sale of debt securities.

      At June 30, 2003, we had a working capital deficit of $19.8 million (a ratio of current assets to current liabilities of 0.6:1) and an unrestricted cash balance of $5.7 million, which compares to working capital deficit of $11.8 million (a ratio of current assets to current liabilities of 0.8:1) and an unrestricted cash balance of $29.5 million at December 31, 2002.

      Our net cash provided by operating activities totaled $7.1 million for the six months ended June 30, 2003 compared to $17.1 million for the six months ended June 30, 2002. The decrease is primarily due to the changes in our current assets and liabilities.

      Our net cash used in investing activities totaled $12.5 million for the six months ended June 30, 2003 compared to $14.8 million for the six months ended June 30, 2002. This decrease resulted primarily from the payment of amounts due to affiliates for the six months ended June 30, 2002. Capital expenditures for the six months ended June 30, 2003 were $12.5 million compared to $13.6 million for the six months ended June 30, 2002.

      Net cash used in financing activities was $18.3 million for the six months ended June 30, 2003 compared to $4.2 million for the six months ended June 30, 2002. Financing activity uses for the six months ended June 30, 2003 consisted primarily of repayments of long-term debt totaling $18.3 million. Financing activity uses for the six months ended June 30, 2002, consisted primarily of repayments of long-term debt totaling $11.6 million, offset by proceeds from long-term debt of $7.5 million.

      Our capital expenditures were $12.5 million for the six months ended June 30, 2003. We are expecting approximately $25 million to $30 million for capital expenditures during 2003. The amount and timing of capital expenditures may vary depending on the rate at which we expand and develop our wireless systems and whether we consummate additional acquisitions.

      Through our wholly-owned subsidiary, Sygnet Wireless, Inc., we have credit facilities, for an aggregate of $293.0 million, consisting of a $29.3 million revolving credit facility and $263.7 million of term loan facilities. Interest on the revolving credit facility and the term loan facilities is based on a prime rate or a LIBOR formula. The weighted average interest rate for the six months ended June 30, 2003 was 4.3% and interest rates have ranged between 3.5% and 10.5% since inception of the credit facility. As of June 30, 2003, we had $267.1 million outstanding under our credit facility and we had $25.9 million of availability. Obligations under our facility are secured by a pledge of the capital stock of our subsidiary as well as a lien on substantially all of our assets and the assets of our operating subsidiary. The credit facility requires that we maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of June 30, 2003, we were in compliance with the required financial ratios. In addition, our ability to borrow under our credit facility is limited by the requirement that, on a quarterly basis, the amount available under our credit facility will reduce until it terminates.

      As of June 30, 2003, we had outstanding $200.0 million principal amount of senior notes that bear interest at an annual rate of 12.25% and mature in 2008. On September 30, 2002, our parent, Dobson Communication, purchased $11.5 million principal amount of our outstanding senior notes for approximately $8.9 million.

      On May 19, 2003, the principal stockholder of Dobson Communications, DCCLP, and certain of its affiliates, entered into a new credit agreement with Bank of America, N.A. This credit agreement, which matures in May 2006, had an aggregate principal amount outstanding of $60 million as of June 30, 2003. To secure their obligations under this credit agreement, DCCLP and these affiliates individually pledged certain assets, which included beneficial ownership of shares of Dobson Communications class A and class B common stock. However, the new agreement eliminates the risk of a change of control of Dobson Communications related to a possible future default on the DCCLP loan as DCCLP has retained a sufficient number of shares of Dobson Communication’s class B common stock that are no longer pledged as collateral for DCCLP’s loan from Bank of America, so that a default under the new credit agreement would not result in a change of control of Dobson Communications or us. As a result, the substantial doubt that existed as of December 31, 2002 and March 31, 2003 regarding our ability to continue operating as a going concern no longer exists. Under the terms of the new agreement with Bank of America, DCCLP transferred 32.5 million shares of Dobson Communications class A common stock to Bank of America.

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

      As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as required by Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      We are not currently aware of any additional or material changes to pending or threatened litigation against us or our subsidiaries that could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

      Not applicable

Item 3.	Defaults Upon Senior Securities

      Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5.	Other Information

      Not applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed as a part of this report:

Exhibit		Method of
Numbers	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)	[3.1]
3.2	Registrant’s Amended Bylaws.	(2)	[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)	[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)	[4.1]
4.3	Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)	[4.5]
4.3.1	First Amendment to Credit Agreement dated February 9, 1999.	(4)	[4.4.1]
4.3.2	Second Amendment to Credit Agreement dated March 19, 1999.	(4)	[4.4.2]
4.3.3	Third Amendment to Credit Agreement dated May 28, 1999.	(4)	[4.4.3]
4.3.4	Fourth Amendment to Credit Agreement dated July 28, 2000.	(4)	[4.4.4]
4.3.5	Fifth Amendment to Credit Agreement dated August 11, 2000.	(4)	[4.4.5]
10.1.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)	[10.3.1]
10.1.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)	[10.3.2]
10.1.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)	[10.3.3]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)	[10.3.4]

Exhibit		Method of
Numbers	Description	Filing

10.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)	[10.3.5]
10.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)	[10.1.6]
10.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA)	(3)	[10.1.7]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(5)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer.	(5)

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed herewith

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOBSON/SYGNET COMMUNICATIONS COMPANY

Date: August 14, 2003	/s/ EVERETT R. DOBSON -------------------------------------------------------- Everett R. Dobson Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	/s/ BRUCE R. KNOOIHUIZEN -------------------------------------------------------- Bruce R. Knooihuizen Vice President and Chief Financial Officer (principal financial officer	)

INDEX TO EXHIBITS

Exhibit		Method of
Numbers	Description	Filing

3.1	Registrant’s Amended Certificate of Incorporation.	(2)	[3.1]
3.2	Registrant’s Amended Bylaws.	(2)	[3.2]
4.1	Indenture dated December 23, 1998 between Registrant, as Issuer, and United States Trust Company of New York, as Trustee.	(1)	[4.1]
4.2	Form of Note under Indenture (contained in Exhibit 4.1 hereto).	(1)	[4.1]
4.3	Credit Agreement among the Agents and Lenders named therein and Sygnet Wireless, Inc. (f/k/a Dobson/ Sygnet Operating Company), dated as of December 23, 1998.	(2)	[4.5]
4.3.1	First Amendment to Credit Agreement dated February 9, 1999.	(4)	[4.4.1]
4.3.2	Second Amendment to Credit Agreement dated March 19, 1999.	(4)	[4.4.2]
4.3.3	Third Amendment to Credit Agreement dated May 28, 1999.	(4)	[4.4.3]
4.3.4	Fourth Amendment to Credit Agreement dated July 28, 2000.	(4)	[4.4.4]
4.3.5	Fifth Amendment to Credit Agreement dated August 11, 2000.	(4)	[4.4.5]
10.1.1	Cellular One License Agreement effective December 1, 1996, between Cellular One Group and Sygnet Communications, Inc. f/k/a Erie Cellular Telephone Company, as amended December 23, 1998.	(2)	[10.3.1]
10.1.2	Cellular One License Agreement, effective as of December 17, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-1).	(2)	[10.3.2]
10.1.3	Cellular One License Agreement, effective as of November 7, 1996, between Cellular One Group and Sygnet Communications, Inc. (PA-6).	(2)	[10.3.3]
10.1.4	Cellular One License Agreement, effective as of January 30, 1997, between Cellular One Group and Sygnet Communications, Inc. (PA-7).	(2)	[10.3.4]
10.1.5	Cellular One License Agreement, effective as of January 1, 1997, between Cellular One Group and Sygnet Communications, Inc. (NY-3).	(2)	[10.3.5]
10.1.6	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Sharon MSA).	(3)	[10.1.6]
10.1.7	Cellular One License Agreement, effective as of June 14, 1999, between Cellular One Group and Sygnet Communications, Inc. (Youngstown MSA)	(3)	[10.1.7]
31.1	Rule 13a-14(a) Certification by our Chairman and Chief Executive Officer.	(5)
31.2	Rule 13a-14(a) Certification by our Chief Financial Officer.	(5)

(1)	Filed as an exhibit to the Current Report on Form 8-K of Dobson Communications Corporation (333-23769) filed on January 7, 1999, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)	Filed as an exhibit to Dobson/ Sygnet Communications Company’s Registration Statement on Form S-4 (Registration No. 333-71051), as the exhibit number indicated in brackets and incorporated by reference herein.

(3)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as the exhibit number indicated in brackets and incorporated by reference herein.

(4)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 as the exhibit number indicated in brackets and incorporated by reference herein.

(5)	Filed herewith